Form 10-Q
period 2021-09-30
Blockchain Coinvestors Acquisition Corp. I
filed 2021-12-27
CIK 1873441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:
0001-41050

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1607883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 1093, Boundary Hall
Cricket Square, Grand Cayman
KY1-1102,
Cayman
Islands
(Address of principal executive offices)
(345)
814-5726
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one Redeemable Warrant	BCSAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the Units	BCSA	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units	BCSAW	The Nasdaq Stock Market LLC
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of December 2
7
, 202
1
,
31,322,000
Class A ordinary shares, par val
u
e $0.0001 per share, and
10,000,000
Class B ordinary shares, par value $0.00009 per share, were issued and outstanding, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet	1
Unaudited Condensed Statements of Operations	2
Unaudited Condensed Statements of Changes in Shareholder’s Equity for the Three Months ended September 30, 2021 and for the Period from June 11, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Period from June 11, 2021 (Inception) through September 30, 2021	4
Notes to Condensed Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	23

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$25,000
Deferred offering costs	675,812

Total assets	$700,812

Liabilities and Shareholder’s Equity
Accrued offering costs	$569,945
Promissory Note – Related Party	110,867

Total current liabilities	680,812

Commitments and Contingencies (Note 6)
Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.00009 par value, 50,000,000 shares authorized, 10,005,000 shares issued and outstanding (1)	900
Additional paid-in capital	24,100
Accumulated deficit	(5,000)

Total shareholder’s equity	20,000

Total Liabilities and Shareholder’s Equity	$700,812

(1)
Includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
The accompanying financial statements have been adjusted to reflect the stock split and stock dividend. See Notes 5 and 9.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from June 11, 2021 (inception) through September 30, 2021
General and administrative expenses	$5,000	$5,000

Net loss	$(5,000)	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	8,700,000	8,700,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)
Includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
The accompanying financial statements have been adjusted to reflect the stock split and stock dividend. See Notes 5 and 9.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM JUNE 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance—June 11, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	10,005,000	900	24,100	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance as of June 30, 2021 (unaudited)	10,005,000	$900	$24,100	$(5,000)	$20,000

Net loss	—	—	—	—	—

Balance as of September 30, 2021 (unaudited)	10,005,000	$900	$24,100	$(5,000)	$20,000

(1)
Includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
The accompanying financial statements have been adjusted to reflect the stock split and stock dividend. See Notes 5 and 9.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,000)
Changes in operating assets and liabilities
Accrued expenses	5,000

Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to initial shareholders	25,000

Net cash provided by financing activities	25,000

Net change in cash	25,000
Cash—beginning of the period	—

Cash—end of the period	$25,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$564,945

Deferred offering costs paid by Sponsor under the promissory note	$110,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1 — Organization, Business Operations and Going Concern
Blockchain Coinvestors Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on June 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (
the “Initial Public Offering
”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s Initial Public Offering was declared effective on November 9, 2021 (the “Effective Date”). On November 15, 2021, the Company commenced the Initial Public Offering of
30,000,000 units (the “Units”) at $10.00 per unit, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of the over-allotment option, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the consummation of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company consummated the private placement of 1,322,000 units (the “Private Placement Units”) with the Sponsor, at a price of $10.00 per Private Placement Unit.
Transaction costs amounted to $17,674,394 consisting of $5,220,000 of underwriting commissions, $11,280,000 of deferred underwriting commissions, and $1,174,394 of other offering costs. In addition, $1,857,924 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding any deferred underwriters’ commission and taxes payable on the interest income earned on the Trust Account at the time of the Company’s signing of a definitive agreement in connection with the initial Business Combination) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of
185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions, where the Company issues more than 20% of the outstanding ordinary shares or seek to amend its memorandum and articles of association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
Notwithstanding the foregoing, the Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
The Company will have 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to
$100,000
of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their shares of Class B ordinary shares, par value $0.0001 per shares (the “Founder Shares”) (ii) to waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).
Liquidity and Going Concern
As of September 30, 2021, the Company had $25,000 in its operating bank account, and working capital deficit of $655,812.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $110,867 (see Note 5). The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 units from the partial exercise of overallotment option at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company consummated the sale of 1,322,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $13,220,000. The Company incurred
$17,664,394 in transaction costs, including $5,220,000 of underwriting commissions, $11,2800,000 of deferred underwriting commissions and $1,174,394 of other offering costs.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended September 30, 2021 and for the period from June 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $25,000, and no cash equivalents as of September 30, 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 30,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Stock-Based Compensation
The Company adopted ASC Topic 718, Compensation – Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the consolidated statements of operations.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
Public Units
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
Public Warrants
The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to th
e
 Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market value and the Newly Issued Price.
The warrants underlying the Private Placement Units (the “Private Placement Warrants”) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the Redemption Reference Price equals or exceeds $18.00 per share (as adjusted).
The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company’s Sponsor purchased an aggregate of
1,322,000 Private Placement Units, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per Unit, or $13,220,000 in the aggregate, in a private placement.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering.
Note 5 — Related Party Transactions
Founder Shares
On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000 Founder Shares. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in
5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25%
of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and
1,300,000 shares no longer being subject to forfeiture.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The aggregate amount of
$110,867
was paid in full on November 15, 2021 upon closing of the Initial Public Offering.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans.

Office Space, Secretarial and Administrative Services
Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive off
i
cers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
Note 6 — Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Warrants and securities included in private placement units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters had a
45-day
option from the date of the Initial Public Offering to purchase up to an additional
3,915,000 Units to cover over-allotments, if any. On November 15, 2021, the underwriters partially exercised the over-allotment and the unexercised portion of the over-allotment of 15,000 units was forfeited.
The underwriters were paid underwriting commission of $0.20 per unit, or $5,220,000 in the aggregate, upon the closing of the Initial Public Offering. In addition,
$11,280,000 in the aggregate, are payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Shareholder’s Equity
Preference shares
— The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B ordinary shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25%
of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected
a
1.1111111-for-1
 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to
$0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 shares of Class B ordinary shares issued and outstanding.

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Class B ordinary shares will have ten votes for every Class B ordinary shares and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, approximately 25%
of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units (and securities included in the units) issued to the Sponsor, its affiliates or any member of the management team in the Private Placement or upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as set forth below.
On November 9, 2021,
 the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in
10,005,000
Class B ordinary shares being issued and outstanding,
1,305,000
of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. The accompanying financial statements have been adjusted to reflect the authorized stock split.
On November 15, 2021, the Company consummated its Initial Public Offering of
30,000,000 Units, including 3,900,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half
of one redeemable warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000.
On November 15, 2021, simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of
1,322,000 units to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds to the Company of $13,220,000.
In connection with the Initial Public Offering, the underwriters partially exercised the over-allotment for
3,900,000 Units, and forfeited the unexercised portion of the over-allotment option of 15,000 Units. As a result, the Sponsor forfeited 5,000 of its 10,005,000 Founder Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Blockchain Coinvestors Acquisition Corp. I,” “our,” “us” or “we” refer to Blockchain Coinvestors Acquisition Corp. I The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on June 11, 2021. We were formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 9, 2021. On November 15, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,900,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300,000,000, and incurring offering costs and expenses of $17,674,394 of which $11,280,000 was for deferred underwriting commissions.
Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share for $11.50 per whole share.
Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 1,322,000 Units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating total gross proceeds of $13,220,000 (the “Private Placement”).
Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested, if at all, in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to concentrate on sourcing business combination opportunities in the financial services, technology and other sectors of the economy that are being enabled by emerging applications of blockchain.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
We will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.
Results of Operations
Our entire activity since June 11, 2021 (inception) up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net loss of approximately $5,000, which was comprised of formation costs of approximately $5,000.
For the period from June 11, 2021 (inception) through September 30, 2021, we had a net loss of approximately $5,000, which was comprised of formation costs of approximately $5,000.

Liquidity and Capital Resources
As of September 30, 2021, we had $25,000 of cash in our operating bank account and $655,812 of working capital.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $110,867 under a promissory note. We repaid the promissory note in full on November 15, 2021. Our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, we entered into an agreement to pay our Sponsor a total of $15,000 per month for secretarial and administrative services and office space provided to members of our management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Underwriting Agreement
On November 9, 2021, we granted the underwriters a
45-day
option to purchase up to 3,915,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In connection with the Initial Public Offering, the underwriters exercised the over-allotment option for 3,900,000 Units and forfeited the remaining 15,000 Units.
The underwriters received a cash underwriting discount of $0.55 per Unit and $0.55 per Over-Allotment Unit, or $16,500,000 in the aggregate, of which $5,220,000 was paid upon the closing of the Initial Public Offering. The representatives of the underwriters have agreed to defer underwriting commissions of 3.5% of the gross proceeds of the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the over-allotment option. Upon and concurrently with the completion of our initial business combination, $11,280,000, which constitutes the underwriters’ deferred commissions will be paid to the underwriters from the funds held in the Trust Account.

Critical Accounting Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 15, 2021, we consummated the Initial Public Offering of 30,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Cantor Fitzgerald & Co. and Moelis & Company LLC acted as the joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(333-259091).
The Securities and Exchange Commission declared the registration statement effective on November 9, 2021.
Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 1,322,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Warrant, generating total proceeds of $13,220,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Units are identical to the Units sold in the Initial Public Offering. In addition, the warrants underlying the Private Placement Units (the “Private Placement Warrants”) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. For more information see “Note 3—Initial Public Offering” and “Note 4—Private Placement”.
Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $306,000,000 was placed in the Trust Account upon closing of the Initial Public Offering.
We paid a total of $5,220,000 in underwriting discounts and commissions and $1,174,394 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $11,280,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 16, 2021).

4.1	Warrant Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on November 2, 2021).

10.1	Investment Management Trust Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.2	Registration and Shareholder Rights Agreement, dated November 9, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.3	Private Placement Units Purchase Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.4	Administrative Services Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.5	Form of Letter Agreement, dated November 9, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.6	Form of Indemnity Agreement between the Company and each of its officers and directors(incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain Coinvestors Acquisition Corp. I

Date: December 27, 2021	By:	/s/ Lou Kerner
	Name:	Lou Kerner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2021	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Financial Officer
(Principal Financial Officer)