Form 10-Q
period 2022-03-31
Blockchain Coinvestors Acquisition Corp. I
filed 2022-05-16
CIK 1873441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	0001-41050	98-1607883
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square, Grand Cayman KY1-1102, Cayman Islands	33139
(Address Of Principal Executive Offices)	(Zip Code)
(345)
814-5726
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2022, 31,322,000 shares of Class A ordinary shares, par value $0.0001 per share, and 10,000,000 shares of Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$176,165	$380,035
Prepaid expenses	554,725	716,442

Total current assets	730,890	1,096,477
Investments held in Trust Account	306,008,636	306,001,090

Total Assets	$306,739,526	$307,097,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$569,650	$564,026
Accrued expenses	169,928	149,102

Total current liabilities	739,578	713,128
Derivative liabilities	6,264,400	10,962,700
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000

Total Liabilities	18,283,978	22,955,828

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,000,000 shares at redemption value of $10.20 per share as of March 31, 2022 and December 31, 2021	306,000,000	306,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	900	900
Additional paid-in capital	—	—
Accumulated deficit	(17,545,484)	(21,859,293)

Total shareholders’ deficit	(17,544,452)	(21,858,261)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,739,526	$307,097,567

The accompanying notes are an integral part of these condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$347,037
General and administrative expenses - related party	45,000

Loss from operations	(392,037)
Other income :
Change in fair value of derivative liabilities	4,698,300
Income earned on investments held in Trust Account	7,546

Net income	$4,313,809

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	31,322,000

Basic and diluted net income per share, Class A ordinary shares	$0.10

Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,809	4,313,809

Balance - March 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(17,545,484)	$(17,544,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$4,313,809

Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(4,698,300)
Income earned on investments held in Trust Account	(7,546)
Changes in operating assets and liabilities:
Prepaid expenses	161,717
Accounts payable	5,624
Accrued expenses	20,826

Net cash used in operating activities	(203,870)

Net change in cash	(203,870)

Cash - beginning of the period	380,035

Cash - end of the period	$176,165

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and in the first quarter of 2022 was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $176,000 in its operating bank account, and working capital deficit of approximately $9,000.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article
8
 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the financial statements is the determination of the fair value of derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were estimated using a stochastic trinomial tree model. The determination of the fair value of the stock purchase warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, as such are considered non-redeemable and
presented as permanent equity in the Company’s condensed balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of
15,661,000
Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For The Period Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,269,859	$1,043,950

Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,322,000	10,000,000

Basic and diluted net income per ordinary share	$0.10	$0.10

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 - Initial Public Offering
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consists of one Class A ordinary share and one-half of
one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
Following the closing of the Initial Public Offering and the partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units, was placed in a Trust Account.
Note 4 - Private Placement
Simultaneously with the closing of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company’s Sponsor purchased an aggregate of 1,322,000 Private Placement Units, at a price of $10.00 per Unit, or $13,220,000 in the aggregate, in a private placement. Each Private Placement Unit consists of one share of Class A ordinary share and one-half
of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except
as described below in Note 9 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions
Founder Shares
On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000 Class B ordinary shares (“the Founder Shares”. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and 10,000,000 shares no longer being subject to forfeiture.
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
Promissory Note—Related Party
On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. The aggregate amount of $131,517 was paid in full on November 15, 2021 upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. As of March 31, 2022, and December 31, 2021, the Company had no borrowings under any Working Capital Loans.
Administrative Services Agreement
Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
For the three months ended March 31, 2022, the Company incurred expenses of approximately
 $45,000, under this agreement. As of March 31, 2022, and December 31, 2021, approximately $45,000 and approximately $27,000, respectively, was due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying condensed balance sheets.
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2022, one officer of the Company paid approximately $5,000 of expenses on behalf of the Company which is included in accounts payable in the accompanying condensed balance sheets. As of December 31, 2021 there were no outstanding balances.
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
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were
30,000,000 Class A ordinary shares subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	34,202,066

Class A ordinary shares subject to possible redemption	$306,000,000

Note 8 - Shareholders’ Deficit
Preference shares
 - The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
A ordinary shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were 31,322,000 Class A ordinary shares issued and outstanding, of which 30,000,000 were subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
B ordinary shares -
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a 1.1111111-for-1 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 shares of Class B ordinary shares issued and outstanding. As of March 31, 2022, and December 31, 2021 there were 10,000,000 shares issued and outstanding.
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
Note 9 – Warrants
As of March 31, 2022, and December 31, 2021, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement, when the Public Warrants were separately listed and traded in January 2022. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$306,008,636	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,000,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$264,400
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$306,001,090	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$10,500,000
Derivative warrant liabilities - Private Warrants	$—	$—	$462,700
Level 1 instruments include investments in money market funds invested in US government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a stochastic trinomial tree model. Since the Public Warrants were being traded in an active market, the fair value of Public Warrants have been measured using the publicly observable trading price. The estimated fair value of the Private Placement Warrants, is determined using Level 3 inputs. Inherent in a stochastic trinomial tree model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.
The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	March 31, 2022
Exercise price	$11.50	$11.50
Stock price	$9.83	$9.93
Volatility	14.3%	5.3%
Term (years)	5	5
Risk-free rate	1.32%	2.32%
Dividend yield	0.0%	0.0%
The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative warrant liabilities	(198,300)

Derivative warrant liabilities at March 31, 2022	$264,400

Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Blockchain Coinvestors Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and in the first quarter of 2022 was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under
Rule 2a-7
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
Results of Operations
Our entire activity since June 11, 2021 (inception) up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account.
For the three months ended March 31, 2022 we had a net income of approximately $4.3 million, which consisted of approximately $4.7 million in non operating gain from change in fair value of derivative liabilities, and approximately $8,000 of income from investments held in the Trust Account, offset by approximately $347,000 of general and administrative expenses, and $45,000 of general and administrative expenses to related party.
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $176,000 of cash in our operating bank account and working capital deficit of approximately $9,000.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $131,517 under a promissory note. We repaid the promissory note in full on November 15, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Commitments and Contractual Obligations
As of March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding derivative warrant liabilities, we have not identified any critical accounting estimates.
Recent Accounting Standards
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
we believe that there has been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 31, 2022, as of the date of this Quarterly Report, other than as provided below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The SEC’s new SPAC proposal could chill or impede the completion of our business combination
On March 30, 2022, the SEC proposed comprehensive new rules and amendments to enhance disclosure and investor protection in initial public offerings by special purpose acquisition companies (“SPACs”) and in Business Combination transactions involving SPACs and private operating companies. If adopted, these new and amended rules could make our completion of a Business Combination more difficult, costly and time consuming.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: May 16, 2022	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)