Form 10-Q
period 2022-06-30
Blockchain Coinvestors Acquisition Corp. I
filed 2022-08-15
CIK 1873441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
10
, 2022, 31,322,000 shares of Class A ordinary shares, par value $0.0001 per share, and 10,000,000 shares of Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$201,378	$380,035
Prepaid expenses	328,870	716,442

Total current assets	530,248	1,096,477
Investments held in Trust Account	306,147,289	306,001,090

Total Assets	$306,677,537	$307,097,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$629,688	$564,026
Note payable – related party	170,000	—
Accrued expenses	1,350,880	149,102

Total current liabilities	2,150,568	713,128
Derivative liabilities	1,252,880	10,962,700
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000

Total Liabilities	14,683,448	22,955,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,000,000 shares at redemption value of approximately $10.20 per share as of June 30, 2022 and December 31, 2021	306,047,289	306,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	900	900
Additional paid-in capital	—	—
Accumulated deficit	(14,054,232)	(21,859,293)

Total shareholders’ deficit	(14,053,200)	(21,858,261)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,677,537	$307,097,567

The accompanying notes are an integral part of these condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
General and administrative expenses	$1,566,631	$1,913,669
General and administrative expenses - related party	45,000	90,000

Loss from operations	(1,611,631)	(2,003,669)
Other income :
Change in fair value of derivative liabilities	5,011,520	9,709,820
Income earned on investments held in Trust Account	138,653	146,199

Net income	$3,538,542	$7,852,350

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	31,322,000	31,322,000

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.19

Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	10,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,808	4,313,808

Balance - March 31, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(17,545,485)	(17,544,453)
Net income	—	—	—	—	—	3,538,542	3,538,542
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(47,289)	(47,289)

Balance - June 30, 2022 (Unaudited)	1,322,000	$132	10,000,000	$900	$—	$(14,054,232)	$(14,053,200)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash Flows from Operating Activities:
Net income	$7,852,350
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,709,820)
Income earned on investments held in Trust Account	(146,199)
Changes in operating assets and liabilities:
Prepaid expenses	387,572
Accounts payable	65,662
Accrued expenses	1,201,778

Net cash used in operating activities	(348,657)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	170,000

Net cash provided by financing activities	170,000

Net change in cash	(178,657)
Cash - beginning of the period	380,035

Cash - end of the period	$201,378
The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Organization and Business Operations
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions where the Company issues more than 20% of the outstanding ordinary shares or seek to amend its Memorandum and Articles of Association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $201,000 in its operating bank account, and working capital deficit of approximately $1.6 million.
The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note
5
) for the Founder Shares to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note
5
). On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor (see Note 6). As of June 30, 2022, $
170,000 was drawn and remains outstanding under the June 2022 Note.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 9, 2023 to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations, however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by May 9, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 9, 2023.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period. There was no activity for the period June 11, 2021 (inception) through June 30, 2021, as such no comparable information was presented in the accompanying statements of operations, changes in shareholders’ deficit, and cash flows.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
“Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC
815-40”).
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, as such they
are considered
non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,661,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,682,208	$856,334	$5,952,067	$1,900,283
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,322,000	10,000,000	31,322,000	10,000,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.19	$0.19

Recent Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 - Initial Public Offering
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
9
).
Following the closing of the Initial Public Offering and the partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units, was placed in a Trust Account.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 5 - Related Party Transactions
Founder Shares
On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000 Class B ordinary shares (“the Founder Shares”
)
. Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and 10,000,000 shares no longer being subject to forfeiture.
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
Promissory Note - Related Party
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1.5
 million of

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under any Working Capital Loans. On June 15, 2022, the Company issued the June 2022 Note to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. As of June 30, 2022, $170,000 was drawn and remains outstanding under the June 2022 Note.
Administrative Services Agreement
Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $45,000 and $90,000, respectively, under this agreement. As of June 30, 2022, and December 31, 2021, approximately $90,000 and approximately $27,000, respectively, was due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying condensed balance sheets.
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months and six months ended June 30, 2022, one officer of the Company paid approximate ly $
5,000
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
Working Capital Loan
On June 15, 2022, the Company issued a promissory note of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed
basis towards the consummation of a Business Combination. Outstanding working capital loans under this promissory note will be paid off by applying the proceeds from the Trust Account upon the closing of the Business Combination. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2022, a balance of
$170,000 loan was outstanding under this Working Capital Loan

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder
s
of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 30,000,000 Class A ordinary shares subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	34,202,066

Class A ordinary shares subject to possible redemption as of December 31, 2021	306,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	47,289

Class A ordinary shares subject to possible redemption as of June 30, 2022	$306,047,289

Note 8 - Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 31,322,000 Class A ordinary shares issued and outstanding, of which 30,000,000 were subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B ordinary shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a
1.1111111-for-1
stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 shares of Class B ordinary shares issued and outstanding. As of June 30, 2022, and December 31, 2021 there were 10,000,000 shares issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.
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
Note 9 - Warrants
As of June 30, 2022, and December 31, 2021, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for
 $
10,500,000
was transferred from a Level 3 fair value measurement, when the Public Warrants were separately listed and traded in January 2022. There were no
other transfers to/from Levels 1, 2, and 3
during the three and six months ended June 30, 2022.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$306,147,289	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,200,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$52,880
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$306,001,090	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$10,500,000
Derivative warrant liabilities - Private Warrants	$—	$—	$462,700
Level 1 instruments include investments in money market funds invested in US government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants and Private Placement Warrants were measured at fair value using a stochastic trinomial tree model. Since January 2022 when the Public Warrants began being traded in an active market, the fair value of Public Warrants began being measured using the publicly observable trading price. The estimated fair value of the Private Placement Warrants, is determined using Level 3 inputs. Inherent in a stochastic trinomial tree model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in an active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury
zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	June 30, 2022
Exercise price	$11.50	$11.50
Stock price	$9.83	$9.92
Volatility	14.3%	1.3%
Term (years)	5	5
Risk-free rate	1.32%	3.01%
Dividend yield	0.0%	0.0%
The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative warrant liabilities	(198,300)

Derivative warrant liabilities at March 31, 2022	264,400
Change in fair value of derivative warrant liabilities	(211,520)

Derivative warrant liabilities at June 30, 2022	$52,880

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as the Risk Factors section in Part II of this filing. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
Our entire activity since June 11, 2021 (inception) up to June 30, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account.
For the three months ended June 30, 2022 we had a net income of approximately $3.5 million, which consisted of approximately $5.0 million in non-operating
gain from change in fair value of derivative liabilities, and approximately $139,000 of income from investments held in the Trust Account, offset by approximately $1.6 million of general and administrative expenses, and $45,000 of general and administrative expenses to related party.
For the six months ended June 30, 2022 we had a net income of approximately $7.9 million, which consisted of approximately $9.7 million in non-operating
gain from change in fair value of derivative liabilities, and approximately $146,000 of income from investments held in the Trust Account, offset by approximately $1.9 million of general and administrative expenses, and $90,000 of general and administrative expenses to related party.

Liquidity and Going Concern
As of June 30, 2022, we had approximately $201,000 of cash in our operating bank account and working capital deficit of approximately $1.6 million. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $131,517 under a promissory note. We repaid the promissory note in full on November 15, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans. On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2022, $170,000 was drawn and remains outstanding under the June 2022 Note.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 9, 2023 to consummate a Business Combination. We do not have adequate liquidity to sustain operations, however, we have access to a Working Capital Loan from our Sponsor that management believes will enable us to sustain operations until we complete our initial Business Combination. If a Business Combination is not consummated by May 9, 2023, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2023. We intend to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any Business Combination by May 9, 2023.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Commitments and Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
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
Related Party Convertible Promissory Note
On June 15, 2022, the Company issued the June 2022 Note to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. As of June 30, 2022, $170,000 was drawn and remains outstanding under the June 2022 Note.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding the valuation of derivative warrant liabilities, we have not identified any critical accounting estimates.
Recent Accounting Standards
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
filed with the SEC on March 31, 2022, other than as provided below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The SEC’s new SPAC proposal could chill or impede the completion of our business combination
On March 30, 2022, the SEC proposed comprehensive new rules and amendments to enhance disclosure and investor protection in initial public offerings by special purpose acquisition companies (“SPACs”) and in Business Combination transactions involving SPACs and private operating companies. If these new and amended rules are adopted, or if participating companies elect to voluntarily comply with these proposed rules and amendments prior to any such adoption, our completion of a Business Combination could become more difficult, costly and time consuming. In addition, certain companies may choose to discontinue participation in the SPAC market, which could result in more limited financing alternatives and fewer Business Combination targets.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: August 15, 2022	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)