Form 10-Q
period 2022-09-30
Blockchain Coinvestors Acquisition Corp. I
filed 2022-11-14
CIK 1873441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Ye
s  ☒    No  ☐
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 11, 2022, 31,322,000 shares of Class A ordinary shares, par value $0.0001 per share, and 10,000,000 shares of Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period From June 11, 2021 (Inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period From June 11, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period From June 11, 2021 (Inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$85,144	$380,035
Prepaid expenses	471,640	716,442

Total current assets	556,784	1,096,477
Investments held in Trust Account	307,680,604	306,001,090

Total Assets	$308,237,388	$307,097,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$719,869	$564,026
Note payable - related party	170,000	—
Accrued expenses	2,506,602	149,102

Total current liabilities	3,396,471	713,128
Derivative liabilities	1,135,423	10,962,700
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000

Total Liabilities	15,811,894	22,955,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,000,000 shares at redemption value of approximately $10.25 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	307,580,604	306,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	900	900
Additional paid-in capital	—	—
Accumulated deficit	(15,156,142)	(21,859,293)

Total shareholders’ deficit	(15,155,110)	(21,858,261)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,237,388	$307,097,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from June 11, 2021 (inception) through September 30, 2021
General and administrative expenses	$1,174,367	$5,000	$3,088,036	$5,000
General and administrative expenses - related party	45,000	—	135,000	—

Loss from operations	(1,219,367)	(5,000)	(3,223,036)	(5,000)
Other income:
Change in fair value of derivative liabilities	117,457	—	9,827,277	—
Income earned on investments held in Trust Account	1,533,315	—	1,679,514	—

Net income (loss)	$431,405	$(5,000)	$8,283,755	$(5,000)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	31,322,000	—	31,322,000	—

Basic and diluted net income per share, Class A ordinary shares	$.01	$—	$.20	$—

Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	8,700,000	10,000,000	8,700,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$.01	$(0.00)	$.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,808	4,313,808

Balance - March 31, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(17,545,485)	(17,544,453)
Net income	—	—	—	—	—	3,538,542	3,538,542
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(47,289)	(47,289)

Balance - June 30, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(14,054,232)	(14,053,200)
Net income	—	—	—	—	—	431,405	431,405
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,533,315)	(1,533,315)

Balance - September 30, 2022 (Unaudited)	1,322,000	$132	10,000,000	$900	$—	$(15,156,142)	$(15,155,110)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JUNE 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)			10,005,000	900	24,100	—	25,000

Balance - June 30, 2021 (Unaudited)	—	—	10,005,000	900	24,100	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance - September 30, 2021 (Unaudited)	—	$—	10,005,000	$900	$24,100	$(5,000)	$20,000

(1)
Included 1,305,000 shares of which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The accompanying financial statements have been adjusted to reflect the stock split and stock dividend. See Notes 5 and 9. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Class B ordinary shares being forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JUNE 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Nine Months Ended September 30, 2022	For the Period From June 11, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,283,755	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,827,277)	—
Income earned on investments held in Trust Account	(1,679,514)	—
Changes in operating assets and liabilities:
Prepaid expenses	244,802	—
Accounts payable	155,843	—
Accrued expenses	2,387,500	5,000

Net cash used in operating activities	(434,891)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	170,000	—
Offering costs paid	(30,000)	—
Proceeds from sale of Class B ordinary shares to initial shareholders	—	25,000

Net cash provided by financing activities	140,000	25,000

Net change in cash	(294,891)	25,000
Cash - beginning of the period	380,035	—

Cash - end of the period	$85,144	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrual expenses	$—	$564,945
Offering costs paid by Sponsor under promissory note	$—	$110,867
The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide holders of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions where the Company issues more than 20% of the outstanding ordinary shares or seeks to amend its Memorandum and Articles of Association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their shares of Class B ordinary shares, par value $0.00009 per share (the “Founder Shares”) (ii) to waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $85,000 in its operating bank account and a working capital deficit of approximately
$
2.8 million.
The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor (see Note 6). As of September 30, 2022, $170,000 was outstanding under the June 2022 Note.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were estimated using a stochastic trinomial tree model. The determination of the fair value of the warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, as such they are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,661,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each period presented:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$327,004	$104,401	$6,279,071	$2,004,684
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,322,000	10,000,000	31,322,000	10,000,000

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.20	$0.20

	For the Three Months Ended September 30, 2021		For the period from June 11, 2021 (incpetion) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(5,000)	$—	$(5,000)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	8,700,000	—	8,700,000

Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

Recent Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 - Initial Public Offering
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consist ed
of one Class A ordinary share and
one-half
of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).
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
Note 5 - Related Party Transactions
Founder Shares
On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000 Class B ordinary shares (“the Founder Shares”). Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and 10,000,000 shares no longer being subject to forfeiture.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under any Working Capital Loans. On June 15, 2022, the Company issued the June 2022 Note to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. As of September 30, 2022, $170,000 was drawn and remains outstanding under the
June 2022 Note. See Note 6.
Administrative Services Agreement
Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $45,000 and $135,000, respectively, under this agreement. As of September 30, 2022, and December 31, 2021, approximately $79,000 and approximately $27,000, respectively, was due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying condensed balance sheets.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Working Capital Loan
On June 15, 2022, the Company issued a promissory note of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed
basis towards the consummation of a Business Combination. Outstanding working capital loans under this promissory note will be paid off by applying the proceeds from the Trust Account upon the closing of the Business Combination. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of September 30, 2022, a balance of $170,000 was outstanding under this Working Capital Loan
.
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 30,000,000 Class A ordinary shares subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	34,202,066

Class A ordinary shares subject to possible redemption as of December 31, 2021	306,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,580,604

Class A common stock subject to possible redemption as of September 30, 2022	$307,580,604

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 31,322,000 Class A ordinary shares issued and outstanding, of which 30,000,000 were subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B ordinary shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a
1.1111111-for-1
stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 shares of Class B ordinary shares issued and outstanding. As of September 30, 2022, and December 31, 2021 there were 10,000,000 shares issued and outstanding.
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
Note 9 - Warrants
As of September 30, 2022, and December 31, 2021, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement, when the Public Warrants were separately listed and traded in January 2022. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$307,680,604	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,087,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$47,923
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$306,001,090	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$10,500,000
Derivative warrant liabilities - Private Warrants	$—	$—	$462,700
Level 1 instruments include investments in money market funds invested in US government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants and Private Placement Warrants were measured at fair value using a stochastic trinomial tree model. Since January 2022 when the Public Warrants began being traded in an active market, the fair value of Public Warrants began being measured using the publicly observable trading price. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a stochastic trinomial tree model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in an active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
For the three and nine months ended September 30, 2022, the Company recognized a gain of approximately $117,000 and $9.8 million, respectively, resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	September 30, 2022
Exercise price	$11.50	$11.50
Stock price	$9.83	$10.08
Volatility	14.3%	1.99%
Term (years)	5	5
Risk-free rate	1.32%	4.06%
Dividend yield	0.0%	0.0%
The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative warrant liabilities	(198,300)

Derivative warrant liabilities at March 31, 2022	264,400
Change in fair value of derivative warrant liabilities	(211,520)

Derivative warrant liabilities at June 30, 2022	52,880
Change in fair value of derivative warrant liabilities	(4,957)

Derivative warrant liabilities at September 30, 2022	$47,923

Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the condensed financial statements.
Business Combination Agreement
On November 10, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “
Business Combination Agreement
”), by and among the Company, BCSA Merger Sub, Inc., a Delaware corporation (“
Merger Sub
”), and Qenta Inc., a Delaware corporation (“
Qenta
”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Qenta.

The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will become a Delaware corporation (the “
Domestication
”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Qenta Inc.” (“
New Qenta
”) and (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of common stock of New Qenta (the “
New

Qenta Common Stock
”); and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly-owned subsidiary of New Qenta (the “
Merger
”).
The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “
Qenta
Business Combination.
” The Qenta Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of regulatory requirements and other customary closing conditions.
In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares of Qenta (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement) will be exchanged for shares of New Qenta Common Stock and (ii) each outstanding Exchangeable Company RSU (as defined in the Business Combination Agreement) will be exchanged for comparable restricted stock units of New Qenta, based on an agreed upon equity value. The Company anticipates issuing 49,100,000 shares of New Qenta Common Stock to the equityholders of Qenta in the Qenta Business Combination.

The obligation of the Company and Qenta to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 (the “
Registration Statement
”) in accordance with the provisions of the Securities Act of 1933, as amended registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of the Company’s shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of the Company’s listing application in connection with the Qenta Business Combination, (v) the consummation of the Domestication, (vi) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the closing of the Qenta Business Combination, and (vii) the aggregate cash proceeds available to the Company after redemptions at least equaling its aggregate closing expenses. In addition to certain other customary closing conditions, the Company’s obligation to consummate the Qenta Business Combination is also conditioned upon the Company’s receipt of an executed executive employment agreement with Brent de Jong, Qenta’s Chief Executive Officer.

Forward Share Purchase Agreement
In connection with the execution of the Business Combination Agreement, the Company entered into a Confirmation (the “
Forward Purchase
Agreement
”), with Vellar Opportunity Fund SPV LLC - Series 5 (the “
FPA Seller
”), a client of Cohen & Company Financial Management, LLC
(“
Cohen
”). Entities and funds managed by Cohen own equity interests in the Sponsor. Pursuant to the Forward Purchase Agreement, the FPA Seller
intends, but is not obligated, to purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s
Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “
Subject Shares
”). The Number of Shares shall equal the Subject Shares but shall be no more than
12,000,000
Shares. The FPA Seller has agreed to not beneficially own more than
9.9% of the New Qenta Common Stock on a post-combination
pro forma basis.
The Forward Purchase Agreement provides that (a) one business day following the closing of the
 Qenta
Business Combination, New Qenta will pay to the FPA Seller, out of the funds held in the Company’s trust account, an amount (the “
Prepayment Amount
”) equal to the Redemption Price per share (the “
Initial Price
”) multiplied by the aggregate number of Subject Shares, if any (together, the “
Number of Shares
”), less 10% (the “
Shortfall Amount
”) on the date of such prepayment. New Qenta will also deliver the FPA Seller an amount equal to the product of 500,000 multiplied by the Redemption Price to repay the FPA Seller for having purchased up to an additional 500,000 Class A ordinary shares of the Company, which shall not be included in the Number of Shares or the Terminated Shares (as defined in the Forward Purchase Agreement).
From time to time and on any scheduled trading day after the closing of the Qenta Business Combination, the FPA Seller may sell Subject Shares or Additional Shares (as defined in the Forward Purchase Agreement) at its absolute discretion in one or more transactions, publicly or privately, and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of Subject Shares and Additional Shares. At the end of each calendar month during which any such early termination occurs, the FPA Seller will pay to the Company an amount equal to the product of (x) the Terminated Shares and (y) the Reset Price, where “
Reset Price
” refers to, initially, the Redemption Price. The Reset Price will be adjusted on the first scheduled trading day (as defined in the Forward Purchase Agreement) of each month commencing on the first calendar month following the closing of the
 Qenta
Business Combination to be the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the VWAP Price (as defined in the Forward Purchase Agreement) of the last ten (10) scheduled trading days of the prior calendar month, but not lower than $5.00;
provided
,
however
, that, subject to certain exceptions, if the Company offers and sells shares of New Qenta Common Stock in a follow-on offering, or series of related offerings, at a price lower than, or upon any conversion or exchange price of currently outstanding or future issuances of any securities convertible or exchangeable for shares of New Qenta Common Stock being equal to a price lower than, the then-current Reset Price (the “
Offering Price
”), then the Reset Price shall be further reduced to equal the Offering Price. The payment of the Reset Price will not apply to sales of the Subject Shares or Additional Shares that provide proceeds to cover the FPA Sellers for the Shortfall Amount.
The Forward Purchase Agreement has a tenure of 36 months (“
Maturity Date
”), after which time New Qenta will be required to purchase from the FPA Seller such number of shares equal to the Maximum Number of Shares (as defined in the Forward Purchase Agreement) less the Terminated Shares (as such terms are defined in the Forward Purchase Agreement) for consideration, settled in cash or New Qenta Common Stock, equal to the Maturity Consideration, which is the amount of (a) in the case of cash, the product of the Maximum Number of Shares less the Terminated Shares and $1.75 and (b) in the case of New Qenta Common Stock, such number of New Qenta Common Stock with a value equal to the product of the Maximum Number of Shares less the Terminated Shares and $1.75 divided by the VWAP Price of the Shares for the 30 trading days prior to the Maturity Date. In certain circumstances, the Maturity Date may be accelerated, as described in the Forward Purchase Agreement.
The Company and Qenta have agreed to pay to the FPA Seller a break-up fee equal to the sum of (i) all fees (in an amount not to exceed $75,000), plus (ii) $350,000, if the Company or Qenta terminate the Forward Purchase Agreement prior to the FPA Sellers purchasing shares under the agreement, other than because the Qenta Business Combination did not close or Class A Ordinary Share redemptions were less than 80%.
The primary purpose of entering into the Forward Purchase Agreement is to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close.
The full Business Combination Agreement, Forward Purchase Agreement and other agreements entered into or contemplated to be executed prior to closing the Qenta Business Combination have been included with the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

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

Proposed Business Combination

As more fully described in Note 11 to the unaudited condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q, on November 10, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), with BCSA Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Qenta Inc., a Delaware corporation (“Qenta”). The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” (“New Qenta”) and (B) each of our outstanding Class A ordinary shares and each of our outstanding Class B ordinary shares will become one share of common stock of New Qenta (the “New Qenta Common Stock”); and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly-owned subsidiary of New Qenta (the “Merger”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares of Qenta (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement) will be exchanged for shares of New Qenta Common Stock and (ii) each outstanding Exchangeable Company RSU (as defined in the Business Combination Agreement) will be exchanged for comparable restricted stock units of New Qenta, based on an agreed upon equity value. We anticipate issuing 49,100,000 shares of New Qenta Common Stock to the equityholders of Qenta in the Qenta Business Combination.

The obligation of the Company and Qenta to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act of 1933, as amended registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of our shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of our listing application in connection with the Qenta Business Combination, (v) the consummation of the Domestication, (vi) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the closing of the Qenta Business Combination, and (vii) the aggregate cash proceeds available to us after redemptions at least equaling our aggregate closing expenses. In addition to certain other customary closing conditions, our obligation to consummate the Qenta Business Combination is also conditioned upon our receipt of an executed executive employment agreement with Brent de Jong, Qenta’s Chief Executive Officer.

In addition, in connection with the execution of the Business Combination Agreement, we entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC - Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in the Sponsor. Pursuant to the Forward Purchase Agreement, the FPA Seller intends, but is not obligated, to purchase after the date of our redemption deadline through a broker in the open market our Class A ordinary shares, including such shares that holders had elected to redeem pursuant to our organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares shall equal the Subject Shares but shall be no more than 12,000,000 Shares. The FPA Seller has agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis.

The Forward Purchase Agreement provides that (a) one business day following the closing of the Qenta Business Combination, New Qenta will pay to the FPA Seller, out of the funds held in our trust account, an amount (the “Prepayment Amount”) equal to the Redemption Price per share (the “Initial Price”) multiplied by the aggregate number of Subject Shares, if any (together, the “Number of Shares”), less 10% (the “Shortfall Amount”) on the date of such prepayment. New Qenta will also deliver the FPA Seller an amount equal to the product of 500,000 multiplied by the Redemption Price to repay the FPA Seller for having purchased up to an additional 500,000 Class A ordinary shares of the Company, which shall not be included in the Number of Shares or the Terminated Shares (as defined in the Forward Purchase Agreement).

From time to time and on any scheduled trading day after the closing of the Qenta Business Combination, the FPA Seller may sell Subject Shares or Additional Shares (as defined in the Forward Purchase Agreement) at its absolute discretion in one or more transactions, publicly or privately, and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of Subject Shares and Additional Shares. At the end of each calendar month during which any such early termination occurs, the FPA Seller will pay to the Company an amount equal to the product of (x) the Terminated Shares and (y) the Reset Price, where “Reset Price” refers to, initially, the Redemption Price. The Reset Price will be adjusted on the first scheduled trading day (as defined in the Forward Purchase Agreement) of each month commencing on the first calendar month following the closing of the Qenta Business Combination to be the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the VWAP Price (as defined in the Forward Purchase Agreement) of the last ten (10) scheduled trading days of the prior calendar month, but not lower than $5.00; provided, however, that, subject to certain exceptions, if we offer and sell shares of New Qenta Common Stock in a follow-on offering, or series of related offerings, at a price lower than, or upon any conversion or exchange price of currently outstanding or future issuances of any securities convertible or exchangeable for shares of New Qenta Common Stock being equal to a price lower than, the then-current Reset Price (the “Offering Price”), then the Reset Price shall be further reduced to equal the Offering Price. The payment of the Reset Price will not apply to sales of the Subject Shares or Additional Shares that provide proceeds to cover the FPA Sellers for the Shortfall Amount.

The Forward Purchase Agreement has a tenure of 36 months (“Maturity Date”), after which time New Qenta will be required to purchase from the FPA Seller such number of shares equal to the Maximum Number of Shares (as defined in the Forward Purchase Agreement) less the Terminated Shares (as such terms are defined in the Forward Purchase Agreement) for consideration, settled in cash or New Qenta Common Stock, equal to the Maturity Consideration, which is the amount of (a) in the case of cash, the product of the Maximum Number of Shares less the Terminated Shares and $1.75 and (b) in the case of New Qenta Common Stock, such number of New Qenta Common Stock with a value equal to the product of the Maximum Number of Shares less the Terminated Shares and $1.75 divided by the VWAP Price of the Shares for the 30 trading days prior to the Maturity Date. In certain circumstances, the Maturity Date may be accelerated, as described in the Forward Purchase Agreement.

We and Qenta have agreed to pay to the FPA Seller a break-up fee equal to the sum of (i) all fees (in an amount not to exceed $75,000), plus (ii) $350,000, if we or Qenta terminate the Forward Purchase Agreement prior to the FPA Sellers purchasing shares under the agreement, other than because the Qenta Business Combination did not close or Class A Ordinary Share redemptions were less than 80%.

The primary purpose of entering into the Forward Purchase Agreement is to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close.

The full Business Combination Agreement, Forward Purchase Agreement and other agreements entered into or contemplated to be executed prior to closing the Qenta Business Combination are included with a Current Report on Form 8-K filed with the SEC by us on November 10, 2022.

Results of Operations

Our entire activity since June 11, 2021 (inception) up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended September 30, 2022 we had net income of approximately $431,000 which consisted of approximately $117,000 in a non-operating gain from change in fair value of derivative liabilities, and approximately $1.5 million of income from investments held in the Trust Account, offset by approximately $1,174,000 of general and administrative expenses, and $45,000 of general and administrative expenses to related party.

For the three months ended September 30, 2021, we had a net loss of $5,000, which was comprised of formation costs of $5,000.

For the nine months ended September 30, 2022 we had a net income of approximately $8.3 million, which consisted of approximately $9.8 million in non-operating gain from change in fair value of derivative liabilities, and approximately $1.7 million of income from investments held in the Trust Account, offset by approximately $3.1 million of general and administrative expenses, and $135,000 of general and administrative expenses to related party.

For the period from June 11, 2021 (inception) through September 30, 2021, we had a net loss of $5,000, which was comprised of formation costs of $5,000.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $85,000 of cash in our operating bank account and a working capital deficit of approximately $2.8 million. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $131,517 under a promissory note. We repaid the promissory note in full on November 15, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans. On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of September 30, 2022, $170,000 was drawn and remains outstanding under the June 2022 Note.

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

Commitments and Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Related Party Convertible Promissory Note

On June 15, 2022, the Company issued the June 2022 Note to the Sponsor, pursuant to which the Sponsor will loan up to $1,500,000 to the Company for working capital purposes. As of September 30, 2022, $170,000 was drawn and remains outstanding under the June 2022 Note.

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

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we believe that there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, other than as provided below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: November 14, 2022	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)