Form 10-K
period 2022-12-31
Blockchain Coinvestors Acquisition Corp. I
filed 2023-04-17
CIK 1873441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
To
Commission File
No. 001-41050

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $295.0 million.
As of
April 14
, 2023, 4,915,271 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.00009 per share, were issued and outstanding, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination, including our ability to satisfy applicable closing conditions;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	the ability of our directors and officers to generate potential Business Combination opportunities;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial Business Combination due to the uncertainty resulting from significant events, such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases;

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

Item 1. Business.

Overview

We are a blank check company incorporated on June 11, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused our search on companies in the financial services, technology and other sectors of the economy that are being enabled by emerging applications of blockchain. Our sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware Islands limited liability company.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. The Nasdaq Stock Market LLC (“Nasdaq”) rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2022 related to our formation, the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination, including due diligence and negotiations undertaken with respect to potential Business Combination targets. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Business Combination Agreement

On November 10, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, BCSA Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Qenta Inc., a Delaware corporation (“Qenta”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Qenta.

The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” (“New Qenta”) and (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of common stock of New Qenta (the “New Qenta Common Stock”); and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly-owned subsidiary of New Qenta (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “Qenta Business Combination.” The Qenta Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of regulatory requirements and other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares of Qenta (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement) will be exchanged for shares of New Qenta Common Stock and (ii) each outstanding Exchangeable Company RSU (as defined in the Business Combination Agreement) will be exchanged for comparable restricted stock units of New Qenta, based on an agreed upon equity value. Under the current terms of the Business Combination Agreement, the Company anticipates issuing 49,100,000 shares of New Qenta Common Stock to the equityholders of Qenta in the Qenta Business Combination.

The obligation of the Company and Qenta to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”) registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of our shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of our listing application in connection with the Qenta Business Combination, (v) the consummation of the Domestication, (vi) the Company having at least

$5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the closing of the Qenta Business Combination, and (vii) the aggregate cash proceeds available to the Company after redemptions at least equaling its aggregate closing expenses. In addition to certain other customary closing conditions, our obligation to consummate the Qenta Business Combination is also conditioned upon the Company’s receipt of an executed executive employment agreement with Brent de Jong, Qenta’s Chief Executive Officer.

Extension of Business Combination Period

On February 3, 2023, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which the Company must complete a Business Combination from May 15, 2023 to November 15, 2023 (the “Extension”). In connection with the approval of the Extension, holders of 26,406,729 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $274.2 million. As a result, approximately $274.2 million was removed from the Trust Account to redeem such shares and 4,915,271 Class A ordinary shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units.

Effecting a Business Combination

After giving effect to the Extension, we have until November 15, 2023 to complete a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

The founders and management team of our Sponsor have lead, managed or supported investments in more than 300+ of these companies and opportunities and are uniquely positioned to leverage their network of blockchain founders, technologists and investors to secure access to attractive opportunities, such as the proposed Qenta Business Combination.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial Business Combination with a company that our management and board believes has compelling potential for value creation. Given the reputation, experience and track record of our management team and board of directors, we believe we are well-positioned to identify unique opportunities within our targeted sectors. Specifically, our unique and superior ability to source and attract business combination targets comes from our position as a SPAC singularly focused on blockchain and our management team’s:

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

•

Numerous other examples can be drawn from our management team’s more than 90 combined years of business strategy experience, including as senior partners of some of the world’s leading strategy consulting firms serving high-profile multinational corporations.

Business Combination Criteria

Our Business Combination criteria is not limited to a particular industry or geographic sector, however, given the experience and expertise of our management team and board, we have focused our search on companies using blockchain technologies to establish new digitized financial, investment, and payment infrastructure in addition to new decentralized marketplaces for transactions involving goods and services that range from talent and fashion to digital collectibles, and with an enterprise value of approximately $1.0 billion to $3.0 billion, although we may pursue a deal below or above that range, such as the Qenta Business Combination.

We believe the following general criteria and guidelines are important in evaluating prospective target businesses, but we may decide to consummate a Business Combination with a target business that does not meet these criteria and guidelines.

•

Leading blockchain-enabled technology with compelling growth prospects. We are focused on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential.

•	Industry disruptors. We seek to identify businesses that are leveraging blockchain to disrupt their respective industries.

•

Benefit from access to public markets. We intend to pursue a company that will benefit from having public markets available to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet.

•	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or build the team over time if needed.

•	Proven products and revenue. We will seek to identify businesses that we believe have market-proven products or service and revenue, and that are reinvesting cash flow to propel growth.

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

Other Considerations

Members of our management team and board of directors may, directly or indirectly, own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our

Founder Shares (including our management team that directly or indirectly own Founder Shares) could make a substantial profit after our initial Business Combination even if our Public Shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business Combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

The time required to complete the Qenta Business Combination, or any alternative initial Business Combination, and the total costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, but in the case of the Qenta Business Combination, we have elected not to do so. In the event we do not complete the Qenta Business Combination and seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of Exchange Act are filed with the Securities Exchange Commission (the “SEC”). Our website provides additional information regarding the Company. Our website address is www.blockchaincac1.com. Information contained on our website is not a part of this Annual Report on Form 10-K.

Item 1.A. Risk Factors.

SUMMARY RISK FACTORS

Below is a summary of the principal factors that make an investment in Blockchain Coinvestors Acquisition Corp. I speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described in this summary and the section below titled “Risk Factors,” together with the other information contained in this Report. The occurrence of one or more of the events or circumstances described below, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	The Qenta Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of our control.

•	We are a recently incorporated blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our Public Shareholders may not be afforded an opportunity to vote on our Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

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

•	The ability of our Public Shareholders to redeem their shares for cash has impacted our financial condition and may make it difficult for us to complete a Business Combination.

•	Our independent registered public accounting firm’s report expresses substantial doubt about our ability to continue as a “going concern.”

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

•

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate and we would redeem our public shares and liquidate, in which case our Public Shareholders may only receive $10.38 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

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

•	The SEC has issued proposed rules to regulate special purpose acquisition companies that could increase our costs and the time needed to complete a Business Combination.

•	We might not be able to complete an initial Business Combination if it is subject to review by a U.S. or non U.S. government entity or ultimately prohibited.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	We may be a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

•	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

•

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition.

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

The proposed Qenta Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of our control.

On November 10, 2022, we entered into the Business Combination Agreement with Merger Sub and Qenta. The Business Combination Agreement provides for the merger of Merger Sub with and into Qenta, with Qenta surviving the Merger as our wholly owned subsidiary. Completion of the Merger is subject to customary closing conditions, some of which are beyond our control, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement in accordance with the provisions of the Securities Act registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of our shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of our listing application in connection with the Business Combination, (v) the consummation of the Domestication, (vi) our having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act remaining after the closing of the Business Combination, and (vii) the aggregate cash proceeds available to us after redemptions at least equaling our aggregate closing expenses. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, our ability to consummate the Qenta Business Combination is dependent on a variety of factors and may not be completed or may not be completed as timely as expected. In particular, we anticipate a lengthy and challenging process to make effective the Registration Statement registering the New Qenta Common Stock to be issued in the Merger and the Domestication.

In addition, the Business Combination Agreement provides that if the Merger is not completed by November 10, 2023, either we or Qenta may choose to terminate the Business Combination Agreement. Either party may also elect to terminate the Business Combination Agreement in certain other circumstances, including by mutual written consent of both parties. Our outside date to complete a Business Combination is November 15, 2023, absent our shareholders voting to extend that date.

Failure to complete the Qenta Business Combination could adversely affect our business and the market price of our ordinary shares in a number of ways, including:

•	The market price of our ordinary shares may decline to the extent that the current market price reflects an assumption that the Qenta Business Combination will be consummated;

•

We have incurred, and will continue to incur, significant expenses for professional services in connection with the Qenta Business Combination for which we will have received little or no benefit if the Qenta Business Combination is not consummated; and

•	A failed Business Combination may result in negative publicity and/or give a negative impression of us in the investment community.

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

After giving effect to the redemptions completed in connection with the Extension, our initial shareholders collectively beneficially own approximately 75.9% of our issued and outstanding ordinary shares. As a result, our initial shareholders have sufficient voting power to approve the Qenta Business Combination, or any potential alternative Business Combination, without any public shares being voted in favor of such Business Combination. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and executive officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any Public Shares held by them in favor of our initial Business Combination. Our initial shareholders own, on an as-converted basis, approximately 75.9% of our outstanding ordinary shares (not including the private placement shares). Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. As a result, we would not need any of the 3,593,271 public shares sold in the Initial Public Offering and outstanding as of April 14, 2023 to be voted in favor of an initial Business Combination at the meeting to have our initial Business Combination approved.

The ability of our Public Shareholders to redeem their shares for cash has impacted our financial condition and may make it difficult for us to complete a Business Combination.

We may enter into a Business Combination transaction agreement that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with the Extension, holders of 26,406,729 Class A ordinary shares exercised their right to redeem their shares and $274.2 million was removed from the Trust Account to pay for the redemptions. Following such redemptions, approximately $37.3 million remains in the Trust Account. If too many Public Shareholders exercise their redemption rights in connection with a shareholder vote to approve our initial Business Combination or further amendment to our amended and restated memorandum and articles of association, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

Our independent registered public accounting firm’s report expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $255,000 of cash in our operating bank account and approximately $3.9 million of working capital deficit. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our proposed initial Business Combination with Qenta.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. We cannot assure you that any efforts to raise capital (if required) or to consummate an initial Business Combination (including the current proposed initial business combination with Qenta) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, such as the Business Combination Agreement with Qenta, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

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

The requirement that we consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate our initial Business Combination within 24 months after the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, uncertainty regarding the COVID-19 pandemic and future developments could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not consummated our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, based on the approximate amount in trust following redemptions completed in connection with the Extension, our Public Shareholders may receive only $10.38 per share, or less than $10.38 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.38 per public share” and other risk factors herein.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, if we do not complete the Qenta Business Combination fewer attractive alternative targets may be available to consummate an initial Business Combination.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

If we do not complete the Qenta Business Combination, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we would seek to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of alternative target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation would give others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, based on the approximate amount in trust following the redemptions completed in connection with the Extension, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.38 per Public Share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for an alternative target business or businesses, if applicable, and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only approximately $1,300,000 (including for the payment of director and officer liability insurance premiums) was made available to us outside the Trust Account to fund our working capital requirements. As of December 31, 2022, approximately $255,000 of cash remained in our operating bank account. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to continue to operate at least until our Business Combination deadline of November 15, 2023; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.38 per Public Share, based on the approximate amount in trust following the redemptions completed in connection with the Extension, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.38 per Public Share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.38 per Public Share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.38 per Public Share held in the Trust Account following the redemptions completed in connection with the Extension, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by shareholders may be less than $10.38 per share.

We might invest all or a portion of the net proceeds deposited in the Trust Account in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced further following the redemptions completed in connection with the Extension as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.38 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to further reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company

Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. We are aware of litigation against other special purpose acquisition companies asserting that notwithstanding the foregoing, the entity should be considered an investment company.

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

If we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, our Public Shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.00009 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of April 14, 2023, following the redemptions completed in connection with the Extension, there were 495,084,729 and 40,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination as described in our amended and restated memorandum and articles of association. As of the date of this Annual Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of certain anti-dilution provisions. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Unlike some other similarly structured blank check companies, our Sponsor and other holders of our Founder Shares have a right to receive additional Class A ordinary shares if we issue shares to consummate an initial Business Combination.

Under our amended and restated memorandum and articles of association, the Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of Working Capital Loans (as defined below) (such automatic conversion, the “Anti-dilution Adjustment”). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination. Holders of our Founder Shares waived the Anti-dilution Adjustment with respect to any shares issued in connection with the consummation of the Qenta Business Combination. However, the holders of our Founders Shares might not waive this right in any alternative Business Combination, if applicable.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates.

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

In order to effectuate an initial Business Combination, we have, in the recent past, amended our amended and restated memorandum and articles of association. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or other instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, we amended our amended and restated memorandum and articles of association to implement the Extension. Other blank check companies have amended the definition of

Business Combination, increased redemption thresholds, and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require we provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein), may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing (i) the appointment or removal of directors and (ii) continuation of the company in a jurisdiction outside the Cayman Islands, in each case prior to our initial Business Combination, may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, approximately 75.9% of our ordinary shares following the redemptions completed in connection with the Extension (not including the private placement shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies and potentially without any votes cast in favor of such amendments by our Public Shareholders, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per public share, or less in certain circumstances, on the liquidation of our Trust Account, based on the approximate amount in trust following the completion of redemptions in connection with the Extension, and our warrants will expire worthless.

We cannot ascertain the capital requirements for any particular transaction until we make a final decision regarding a Business Combination. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.38 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete the Proposed Business Combination, or any potential alternative initial business combination, and may constrain the circumstances under which we could complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to, among other items, disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a Business Combination, and may constrain the circumstances under which we could complete such Business Combination. In addition, certain companies may choose to discontinue participation in the SPAC market, which could result in more limited financing alternatives and fewer Business Combination targets.

There are no assurances that the Extension will enable us to complete the Qenta Business Combination or any potential alternative initial Business Combination.

On February 3, 2023, we held an extraordinary general meeting pursuant to which our shareholders approved an extension to the period of time we have to consummate our initial Business Combination. Even though the Extension was approved and implemented, we can provide no assurances that we will consummate a Business Combination prior to the extended deadline of November 15, 2023. Our ability to consummate an initial Business Combination is dependent on a variety of factors, many of which are beyond our control, including completion of SEC or other regulatory review processes.

We are required to offer shareholders the opportunity to redeem shares of Class A ordinary shares in connection with any shareholder vote to approve our Business Combination. Even if the Business Combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate such Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and our initial Business Combination vote exacerbates this risk. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of shares of Class A ordinary shares on the open market. The price of shares of Class A ordinary shares may be volatile, and there can be no assurance that shareholders will be able to dispose of shares of Class A ordinary shares at favorable prices, or at all.

The completion of the Qenta Business Combination is subject to the satisfaction or waiver, as applicable, of a number of important conditions set forth in the Business Combination Agreement, including the approval of the Business Combination by our shareholders, the approval of the listing of the combined entity’s common shares on Nasdaq, and several other customary closing conditions. If these conditions are not satisfied or if the Business Combination Agreement is otherwise terminated, we may be unable to close the Qenta Business Combination, or any alternative initial Business Combination, within the requisite time period.

We might not be able to complete an initial Business Combination if it is subject to review by a U.S. or non U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), the SEC, the Federal Trade Commission (“FTC”) or non-U.S. equivalents, or ultimately prohibited.

Our Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited by government regulators.

For example, CFIUS is an interagency committee authorized to review certain transactions involving acquisitions and investments by foreign persons in U.S. businesses in order to determine the effect of such transactions on the national security of the United States. If our Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, which we currently do not believe the Qenta Business Combination does, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after Closing. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of the acquired U.S. business if we had proceeded without first obtaining CFIUS clearance.

As another example, we are focused on Business Combination targets that may be connected to blockchain or digital assets. The SEC has not issued regulations over whether these types of assets constitute a security under U.S. securities laws, and instead has taken a case-by-case approach to its analysis. Accordingly, if a Business Combination target is involved with digital assets, including, without limitation, cryptocurrencies, the SEC might not approve any registration or proxy statement we file in connection with the Business Combination, or may cause a substantial delay.

In addition, certain features of a Business Combination target’s products and services, including, among others, hedging products and margin financing for soft commodities and precious metals, may be subject to constantly evolving legal and regulatory frameworks. As a result, the Business Combination could be subjected to increased scrutiny during regulatory review and approval processes. There can be no assurance that we will receive the necessary regulatory approvals to complete the Business Combination as planned, or at all, or that the combined company will operate as anticipated.

Moreover, if applicable, the process of government review, whether by CFIUS, the SEC, the FTC or otherwise, could be lengthy. If we cannot complete the Business Combination by November15, 2023 because a regulatory review or approval process extends beyond such timeframe, we fail to obtain any required approvals within the requisite time period or because the proposed Business Combination is ultimately prohibited by a U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our Public Shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

Since the net proceeds of our Initial Public Offering are intended to be used to complete a Business Combination, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a Business Combination within 24 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the Trust Account prior to the completion of a Business Combination and we will have a longer period of time to complete such a Business Combination than we would if we were subject to such rule.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine and imprisonment for five years in the Cayman Islands.

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

Because we are not limited to evaluating a target business in a particular industry sector, you may be unable to ascertain the merits or risks of any particular target business’s operations.

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

Because our Trust Account contained approximately $10.38 per Class A ordinary share following completion of redemptions in connection with approval of the Extension, Public Shareholders may be more incentivized to redeem their Public Shares at the time of our initial Business Combination.

Our Trust Account contained approximately $10.38 per Class A ordinary share following the redemptions completed in connection with the Extension. However, Public Shareholders may have paid less than this amount for their Class A ordinary shares. As a result of the additional funds that could be available to Public

Shareholders upon redemption of Public Shares, our Public Shareholders may be more incentivized to redeem their Public Shares and not to hold those Class A ordinary shares through our initial Business Combination. A higher percentage of redemptions by our Public Shareholders could make it more difficult for us to complete our initial Business Combination.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our initial shareholders own, on an as-converted basis, approximately 75.9% of our issued and outstanding ordinary shares following the redemptions completed in connection with the Extension (not including the private placement shares). Accordingly, they may exert a substantial influence on or control actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, the Founder Shares, all of which are held by our initial shareholders, will (i) entitle the holders to elect all of our directors prior to our initial Business Combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares voted at a general meeting), entitle the holders to ten votes for every founder share. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. As a result, you will not have any influence over the appointment of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

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

We offered our Units at an offering price of $10.00 per unit and the amount in our Trust Account following the redemptions completed in connection with the Extension is approximately $10.38 per Public Share, implying a value of $10.38 per Public Share. However, prior to the Initial Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business

Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination, assuming that our equity value at that time is $26.0 million, which is the amount we would have for our initial Business Combination in the Trust Account after payment of $11.3 million of deferred underwriting commissions, assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $1.75 per share upon consummation of our initial Business Combination, which would be an 83.1% decrease as compared to the implied value per Public Share of $10.38 following the redemptions completed in connection with the Extension and an 82.5% decrease as compared to the initial implied value per Public Share of $10.00 (the price per Unit in the Initial Public Offering).

Public Shares	3,593,271
Founder Shares	10,000,000
Private placement shares	1,322,000
Total shares	14,915,271
Total funds in trust available for initial Business Combinations	$26,032,560
Current implied value per public share	$10.38
Implied value per share upon consummation of initial Business Combination	$1.75

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

Our warrants are accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

We issued 15,661,000 warrants as part of the Units offered in the Initial Public Offering and in a concurrent private placement. We expect to account for both the warrants underlying the Units offered in the Initial Public Offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement units will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the price of our ordinary shares many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

There is currently a limited market for our securities and a more liquid market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our securities. The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the

Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into on or prior to the closing of the Initial Public Offering, our Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the discussion in Part III under the heading “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders or in which they hold a direct or indirect investment. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we have not been specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

Our Sponsor and initial shareholders hold 10,000,000 Class B ordinary shares, for which they paid $25,000, or $0.003 per share. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 1,322,000 Private Placement Units, at a price of $10.00 per unit. If we do not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, the warrants included in the Private Placement Units, and likely the shares included in the Private Placement Units, will expire worthless.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination and may result in a misalignment of interests between the holders of our Founder Shares and our officers and directors, on the one hand, and our Public Shareholders, on the other. In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our Founder Shares (including members of our management team that directly or indirectly own Founder Shares) could make a substantial profit after our initial Business Combination even if our Public Shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business Combination). For example, a holder of 1,000 Founder Shares would have paid approximately $3.00 to obtain such shares. At the time of an initial Business Combination, such holder would be able to convert such Founder Shares into 1,000 Class A ordinary shares, and would receive the same consideration as a public shareholder for the same number of Class A ordinary shares. If the value of the Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business Combination) were to decrease to $5.00 per Class A ordinary share, the holder of our Founder Shares would obtain a profit of approximately $4,997 on account of the 1,000 Founder Shares that the holder had converted into Class A ordinary shares in connection with the initial Business Combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares would lose approximately $5,000.00 in connection with the same transaction.

In addition, this risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial Business Combination.

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

We may change our place of incorporation to a U.S. tax jurisdiction and such a change may result in adverse tax consequences for holders of our Class A ordinary shares.

U.S. Holders (as defined in “Taxation-United States Federal Income Tax Considerations” below) of our Class A ordinary shares may be subject to U.S. federal income tax as a result of a change in our place of incorporation. Additionally, non-U.S. Holders (as defined in “Taxation-United States Federal Income Tax Considerations” below) of our Class A ordinary shares may become subject to withholding tax on any dividends (including deemed dividends) paid on our New Class A ordinary shares after such a change.

As discussed more fully in the prospectus relating to the Initial Public Offering, the U.S. federal income tax consequences of a change in our place of incorporation depend in part upon whether such a change qualifies as a “reorganization” within the meaning of Section 368 of the Code. Assuming that it so qualifies, U.S. Holders of our Class A ordinary shares may nevertheless recognize gain or, upon election, income equal to the allocable “all earnings and profits” amount under Section 367(b) of the Code. Furthermore, if we are treated as a “passive foreign investment company,” or PFIC, a U.S. Holder of our Class A ordinary shares may recognize full gain (but not loss) upon a change in our place of incorporation under the or PFIC rules of the Code.

All holders are urged to consult their tax advisor for the tax consequences of a change in our place of incorporation to their particular situation.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. On December 27, 2022, the U.S. Department of the Treasury (the “Treasury”) issued a notice that it intends to publish proposed regulations addressing the application of the excise tax (the “Notice”). To provide taxpayers with interim guidance, the Notice describes certain rules upon which taxpayers are generally entitled to rely until publication of the proposed regulations.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination - particularly one that may involve a combination with a U.S. entity and/or re-domestication as a U.S. corporation - may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with any such Business Combination, (ii) the status of the target (for example, whether the target is a domestic corporation) and the structure of any such Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with any such Business Combination (or otherwise issued not in connection with such Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in our ability to complete a Business Combination or the cash available on hand to complete a Business Combination.

General Risk Factors

We are a recently incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company, incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities. A similar structure was established for Signature Bank.

We currently maintain cash held in deposit at third-party financial institutions in the U.S. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor, and any cash deposits in excess of this insured amount could be lost. In addition, while the funds in the Trust Account were invested in U.S. government securities as of the date of this Annual Report, this may not always be the case. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, in the event of a failure of any of the financial institutions where we maintain deposits, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity and financial condition. Additionally, we may be unable to access funds in such deposit account or other accounts, including money market funds, held with a financial institution or lending arrangements with such a financial institution.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Holders

As of April 14, 2023, there were 3 holders of record of our Units, 2 holders of record of our separately traded Class A ordinary shares, 4 holders of record of our Class B ordinary shares, and 2 holders of record of our redeemable warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 11, 2021. We were formed for the purpose of effectuating a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on November 9, 2021. On November 15, 2021, we consummated our Initial Public Offering of 30,000,000 Units, including 3,900,000 additional Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, and incurring offering costs and expenses of approximately $17.8 million of which approximately $11.3 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share for $11.50 per whole share.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 1,322,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Sponsor, generating total gross proceeds of $13,220,000.

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and was invested, in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we have concentrated on sourcing business combination opportunities in the financial services, technology and other sectors of the economy that are being enabled by emerging applications of blockchain.

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

We had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, which has been extended to November 15, 2023 as described below. If we are unable to complete a Business Combination within this Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Shareholder Meeting, Extension, and Redemptions

On February 3, 2023, we held an extraordinary general meeting at which our shareholders approved a proposal to amend our Company’s amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from May 15, 2023 to November 15, 2023 (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in our definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 29, 2022.

In connection with the vote to approve the Extension Amendment Proposal, holders of 26,406,729 Class A ordinary shares of our Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $274.2 million. As a result, approximately $274.2 million has been removed from the Trust Account to redeem such shares and 4,915,271 Class A ordinary shares remain outstanding after the redemption, including 1,322,000 shares underlying the Private Placement Units. Upon payment of the redemption, approximately $37.3 million remained in the Trust Account.

Proposed Business Combination

As more fully described in Note 1 to the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K, on November 10, 2022, we entered into a Business Combination Agreement, with Merger Sub and Qenta Inc. The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” and (B) each of our outstanding Class A ordinary shares and each of our outstanding Class B ordinary shares will become one share of common stock of New Qenta; and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares of Qenta (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement) will be exchanged for shares of New Qenta Common Stock and (ii) each outstanding Exchangeable Company RSU (as defined in the Business Combination Agreement) will be exchanged for comparable restricted stock units of New Qenta, based on an agreed upon equity value. Under the current terms of the Business Combination Agreement, we anticipate issuing 49,100,000 shares of New Qenta Common Stock to the equityholders of Qenta in the Qenta Business Combination.

The obligation of the Company and Qenta to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 in accordance with the provisions of the Securities Act registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of our shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of our listing application in connection with the Qenta Business Combination, (v) the consummation of the Domestication, (vi) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the closing of the Qenta Business Combination, and (vii) the aggregate cash proceeds available to us after redemptions at least equaling our aggregate closing expenses. In addition to certain other customary closing conditions, our obligation to consummate the Qenta Business Combination is also conditioned upon our receipt of an executed executive employment agreement with Brent de Jong, Qenta’s Chief Executive Officer.

In addition, in connection with the execution of the Business Combination Agreement, we entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in the Sponsor. Pursuant to the Forward Purchase Agreement, the FPA Seller intends, but is not obligated, to purchase after the date of our redemption deadline through a broker in the open market our Class A ordinary shares, including such shares that holders had elected to redeem pursuant to our organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares shall equal the Subject Shares but shall be no more than 12,000,000 Shares. The FPA Seller has agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis.

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

The primary purpose of entering into the Forward Purchase Agreement is to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close. In light of the reduction in Public Shares following the redemption in connection with the Extension Amendment Proposal discussed above, we may consider alternative financing restructures.

Results of Operations

Our entire activity since June 11, 2021 (inception) up to December 31, 2022 related to our formation, the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination, including due diligence and negotiations undertaken with respect to potential Business Combination targets.

For the year ended December 31, 2022, we had a net income of approximately $9.3 million, which consisted of approximately $9.9 million in non-operating gain from change in fair value of derivative liabilities, and approximately $4.3 million of income earned on investments held in Trust Account, offset by approximately $4.1 million of general and administrative expenses, $180,000 of general and administrative expenses—related party, approximately $527,000 of loss on issuance of the Forward Purchase Agreement, and approximately $14,000 from a change in fair value of convertible note – related party.

For the period from June 11, 2021 (inception) through December 31, 2021, we had a net loss of approximately $359,000, which consisted of approximately $315,000 of general and administrative expenses, approximately $27,000 of general and administrative expenses to related party, and approximately $659,000 in offering costs associated with derivative liabilities, offset by approximately $641,000 in net operating gain from change in fair value of derivative liabilities, and approximately $1,000 of income earned on investments held in the Trust Account.

We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, we had approximately $255,000 of cash in our operating bank account and approximately $3.9 million of working capital deficit, inclusive of a related party note payable to the Sponsor in an amount equal to $512,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for the issuance of Founder Shares, and loan proceeds of $131,517 under a promissory note with the Sponsor. We repaid this promissory note in full on November 15, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans.

On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor, pursuant to which the Sponsor agreed to loan up to $1,500,000 to the Company for working capital purposes. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of December 31, 2022, a principal amount of $512,000 was drawn and remains outstanding, leaving $988,000 of borrowing capacity under the June 2022 Note. The June 2022 Note is carried at fair value and is presented as convertible note – related party on the accompanying consolidated balance sheets with a balance of approximately $526,000.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 15, 2023 to consummate a Business Combination. We do not have adequate liquidity to sustain operations, however, we have access to a Working Capital Loan from our Sponsor that management believes will enable us to sustain operations until we complete our initial Business Combination. If a Business Combination is not consummated by November 15, 2023, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity issue and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 15, 2023. We intend to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any Business Combination by November 15, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows, and/or the closing of its initial Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

The underwriters earned an underwriting commission of $0.55 per Unit and $0.55 per Over-Allotment Unit, or $16,500,000 in the aggregate, of which $5,220,000 was paid upon the closing of the Initial Public Offering. The representatives of the underwriters agreed to defer underwriting commissions of 3.5% of the gross proceeds of the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the over-allotment option. Upon and concurrently with the completion of our initial business combination, $11,280,000, which constitutes the underwriters’ deferred commissions will be paid to the underwriters from the funds held in the Trust Account.

Forward Purchase Agreement

In connection with the Business Combination Agreement, we entered into the Forward Purchase Agreement as more fully described in the Proposed Business Combination section and Note 5 to the consolidated financial statements included in Item II Part 8 of the Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding the valuation of derivative liabilities and convertible note -related party, we have not identified any critical accounting estimates.

Recent Accounting Standards

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

None.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

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

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Lou Kerner	61	Managing Director, Chief Executive Officer and Director

Matthew C. Le Merle	61	Managing Director, Chairman of the Board of Directors

Alison Davis	61	Managing Director

Mitchell Mechigian	29	Chief Financial Officer

Colin Weil	56	Director

Gary Cookhorn	64	Director

Rebecca Macieira-Kaufmann	58	Director

Lou Kerner is a Managing Director, and serves as our Chief Executive Officer and a member of our board of directors. He held his first bitcoin webinar in 2013, followed by his first encrypted (or “crypto”) digital currency-related venture capital investment in 2014 as the Manager of the Social Internet Fund. He began focusing full-time on investing in crypto in 2017 as a Founding Partner at CryptoOracle. Mr. Kerner has written more than 200 blog posts on crypto, and has been ranked among the most influential cryptocurrency bloggers on Medium since 2017. Since 2020, he has served as Head Crypto Analyst for Quantum Economics, a digital advisory firm. Mr. Kerner regularly keynotes major crypto industry events, and often appears in the media discussing crypto-related topics. He started CryptoMondays, one of the largest crypto-focused groups on Meetup, with chapters in more than 50 cities around the world. At CryptoMondays, Mr. Kerner has held fireside chats with numerous crypto industry luminaries. Mr. Kerner has been an advisor to Blockchain Coinvestors since 2019, and has served as Manager of the Blockchain Coinvestor syndicate on AngelList since 2020. Mr. Kerner launched The Social Internet (VC) Fund in 2012, where he invested in the private rounds of future public companies including Palantir, LiveRamp and FireEye. Mr. Kerner also served as Chief Executive Officer of Force Protection Video Equipment (d.b.a. BIGToken) from February 2020 through May 2021. In 2015 he joined Flight Ventures where he focused on investing in Israel-based technology companies. Mr. Kerner also has significant public company experience as an equity analyst, beginning his career at Merrill Lynch (1994-1996), before spending four years (1996-2000) at Goldman Sachs following cable and satellite companies. After Wall Street, Mr. Kerner served as the Chief Executive Officer the .tv Corporation, which was acquired by Verisign. That was followed by his role as Chief Executive Officer of Bolt Media, the largest social media company before MySpace. Mr. Kerner has advised other blockchain-related companies including Casper Labs (since 2019), Props (since 2019), Silver Castle (since 2019), and Bancor (since 2020). Mr. Kerner received his BA in economics from University of California, Los Angeles and an MBA from Stanford University Graduate School of Business. We expect Mr. Kerner’s vast network of industry relationships to create proprietary acquisition opportunities for us. We believe Mr. Kerner is well qualified to serve on our board due to his deep knowledge of the venture landscape and early stage analysis, his extensive network in blockchain and fintech, and his experience as a long-time advisor to blockchain companies and a public company CEO in the digital media space.

Matthew C. Le Merle is a Managing Director and serves as Chair of our board of directors. He and Ms. Davis founded and have managed Blockchain Coinvestors since inception and have participated in, advised and sourced opportunities in internet, fintech and blockchain for over 20 years. Mr. Le Merle has served as a Manager of the General Partner and the Investment Manager of Blockchain Coinvestors since its founding. Mr. Le Merle has also served as Managing Partner of Fifth Era, LLC since 2014 and Keiretsu Capital Blockchain Fund Manager,

LLC since January 2018, two of the most active early-stage venture managers backing over 300 companies. Mr. Le Merle and Ms. Davis co-wrote the book “Blockchain Competitive Advantage.” Mr. Le Merle is Chair of Concept Art House. His board work has included holding Chairman or Non-Executive Director roles in 15 public and private companies. Prior to these roles, Mr. Le Merle held several roles as a strategy, operations and corporate finance advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, as well as A.T. Kearney and Monitor Group, where he led both firms’ West Coast practices and at Booz & Company where he co-led the global digital practice. Mr. Le Merle also served as a corporate executive of Gap Inc., where he was SVP Strategy and Corporate Development and SVP Gap Global Marketing. Mr. Le Merle received his B.A. (Double First) and Masters from Christ Church, Oxford, and an MBA from Stanford Graduate School of Business. Mr. Le Merle is currently married to Alison Davis, one of our Managing Directors. We believe Mr. Le Merle’s significant experience as a global strategy advisor, professional services firm leader, corporate operating executive, private equity and venture capital investor, and board director make him well qualified to serve as a member of our board of directors.

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

Mitchell Mechigian serves as our Chief Financial Officer. He has served as a Partner at Blockchain Coinvestors since August 2022 and in various other roles since February 2021. Previously, Mr. Mechigian held various positions at Morgan Stanley from July 2016 through September 2019. Mr. Mechigian received his Masters of Sciences from the London School of Economics and Political Science and B.A. in mathematics and economics from Washington University in St. Louis.

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

Gary Cookhorn has served as a director since November 9, 2021. Mr. Cookhorn is an experienced finance and investment industry professional. His career has spanned finance, strategy, and operations in both the private and public sector. Mr. Cookhorn is currently a member of Health2047 Capital Partners, a venture capital firm focused on investing in U.S.-based healthcare startups, including those with promising artificial intelligence, data connectivity and other technology-related solutions. He helped to set up and subsequently became a member of Health2047 Capital Partners after joining Health2047 Inc., a healthcare focused innovation arm of the American Medical Association, where he served as Chief Financial Officer. Before joining Health2047 Inc., Mr. Cookhorn was a managing director at Fortress Investment Group (“Fortress”), a highly diversified global investment management firm. At Fortress, Mr. Cookhorn was involved in client-relationship management and several special projects, including helping to establish Pantera Capital, a blockchain-related investment firm. Earlier in his career, Mr. Cookhorn worked as Finance chief at the New York headquarters of UNFPA, a division of the United Nations Development Programme and later headed the World Bank’s Loan Services Group in Washington, D.C., where he was responsible for financial operations and client services relating to the World Bank’s loan portfolio. He helped establish an operational center for the bank in Chennai, India. Mr. Cookhorn is an active personal investor and was a pre-IPO investor in Palantir (NYSE: PLTR), amongst other investments. Mr. Cookhorn sits on the advisory board of BizWorld and the board of Accountability Counsel, two non-profit organizations in the San Francisco Bay Area. Mr. Cookhorn received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.Sc. in Chemistry from Kings College, University of London. We believe Mr. Cookhorn is qualified to serve on our board of directors due to his deep knowledge of finance.

Rebecca Macieira-Kaufmann has served as a director since November 9, 2021. Ms. Macieira-Kaufmann is a seasoned CEO with broad leadership experience in sales, marketing, risk management, and international business operations. She draws on deep expertise in the financial services industry and has a demonstrated track record of leading highly successful business turnarounds, scaling new businesses, and expanding operations globally. She is the founding member of the RMK Group, LLC, an advisory and consulting service focused on fintech, digital currency and payment systems, which was formed in June 2020. Previously, she served in various senior leadership roles at Citibank from 2008 until June 2020 and at Wells Fargo from 1996 until 2008. Ms. Macieira-Kaufmann previously served as a non-executive director of Flutterwave, a provider of commercial financing and mobile payment services, from February 2022 to February 2023, on the board of Revolut USA, a global financial technology company, from October 2020 to June 2022, and as a chair of the board of Banamex USA/Servicing Inc. from April 2016 to March 2020 and as a director from 2013 to 2020. She also has served on the advisory board of DigitalDX Ventures, a majority women-owned impact fund focused on leveraging AI and big data to solve global health issues, since February 2021, as an advisor to Notabene, a privacy-preserving compliance platform for digital currency companies, since December 2020, and as the Growth Advisory Council of Duco, which provides data management for financial services firms, from September 2020 until August 2021. She also is an advisor to Banyan and Kapitalwise along with multiple other companies. In addition, Ms. Macieira-Kaufmann serves as Vice Chair Audit of the San Francisco Symphony Board of Governors and as a director of the Jewish Senior Living Group. Ms. Macieira-Kaufmann received her B.A. in semiotics from Brown University and an MBA from Stanford Graduate School of Business, and was a Fulbright Scholar at the University of Helsinki. We believe Ms. Macieira-Kaufmann is qualified to serve on our board of directors due to her deep regulatory experience and network in the financial services sector.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but each intends to devote as much of his or her time as he or she deems necessary to our affairs until we have completed our initial Business Combination. The amount of time our executive officers will devote in any time period will vary based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

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

Committees of the Board of Directors

Our board of directors has three standing committees—an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and corporate governance committee, each comprised of independent directors.

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

Code of Ethics

We have adopted a code of ethics (our “Code of Ethics”) applicable to our directors, officers and employees. We have posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.blockchaincac1.com under “Governance.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Lou Kerner	Blockchain Coinvestors, LP	Investment	Partner

Matthew C. Le Merle	Blockchain Coinvestors, LP Fifth Era, LLC Keiretsu Capital, LLC Concept Art House Universal Protocol Alliance Securitize (Europe)	Investment Investment Investment Digital Entertainment Coalition of Blockchain Companies Digital Asset Platform	Managing Partner Managing Partner Managing Partner Chair Chair Chair

Mitchell Mechigian	Blockchain Coinvestors Fund Manager, LLC	Investment	Chief of Staff

	Blockchain Coinvestors Sponsors I, LLC	Investment	Advisor

Alison Davis	Blockchain Coinvestors, LP Fifth Era, LLC Keiretsu Capital, LLC Silicon Valley Bank Fiserv Solutions, Inc. Janus Henderson Group Collibra Pacaso Inc.	Investment Investment Investment Financial Services Financial Services and Technology Financial Services Technology Real Estate Technology	Managing Partner Managing Partner Managing Partner Director Director Director Director Director

Colin Wiel	Mynd Management Wildlife Works Carbon Rainforest Capital Management	Real Estate Management Non-Profit Non-Profit	Founder, Chair Director Advisor

Gary Cookhorn	Health2047 Capital Partners BizWorld Accountability Counsel	Investment Non-Profit Non-Profit	Member Advisor Director

Rebecca Macieira-Kaufmann	San Francisco Symphony Senior Jewish Living Group RMK Group, LLC	Non-Profit Non-Profit Advisory	Director Director Member

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

•

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Units will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, but in the case of the Qenta Business Combination, we have elected not to do so. In the event we do not complete the Qenta Business Combination and seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. Commencing on the date our securities were first listed on Nasdaq, we have reimbursed our Sponsor for office space, secretarial and administrative services provided to us in the amount of $15,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and directors and officers have agreed to vote their Founder Shares and Public Shares in favor of our initial Business Combination. After giving effect to the redemptions completed in connection with the Extension, our initial shareholders collectively beneficially own approximately 75.9% of our issued and outstanding ordinary shares. As a result, our initial shareholders have sufficient voting power to approve the Qenta Business Combination, or any potential alternative Business Combination, without any public shares being voted in favor of such Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at April 14, 2023 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 14, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Issued and Outstanding Ordinary Shares
Blockchain Coinvestors Acquisition Sponsors I LLC (our Sponsor)	11,172,000		74.9%
Matthew C. Le Merle	11,172,000	(3)	74.9%
Lou Kerner	11,172,000	(3)	74.9%
Alison Davis	11,172,000	(3)	74.9%
Colin Wiel	50,000		*
Gary Cookhorn	50,000		*
Rebecca Macieira-Kaufmann	50,000		*
All directors, officers and director nominees as a group (7 individuals)	11,322,000		75.9%

*	Less than one percent.

(1)

This table is based on 14,915,271 ordinary shares outstanding at April 14, 2023 following the redemptions completed in connection with the Extension, of which 4,915,271 were Class A ordinary shares and 10,000,000 were Class B ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1104, Cayman Islands.

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

Our initial shareholders beneficially own approximately 75.9% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial Business Combination.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor, purchased an aggregate of 1,322,000 Private Placement Units at a price of $10.00 per Private Placement Unit (for an aggregate purchase price of $13.2 million). Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each whole warrant, a “Private Placement Warrant” Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement Units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under any Working Capital Loans. On June 15, 2022, the Company issued the June 2022 Note to the Sponsor, pursuant to which the Sponsor agreed to loan up to $1,500,000 to the Company for working capital purposes. As of December 31, 2022, a principal amount of $512,000 was drawn and remains outstanding under the June 2022 Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 15, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $15,000 per month for secretarial and administrative services and office space provided to members of its management team. For the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021, the Company incurred expenses of $180,000 and approximately $27,000, respectively, under this agreement. As of December 31, 2022 and 2021, there was approximately $106,000 and $27,000, respectively, was due for services in connection with such agreement and is included in the accrued expenses of the accompanying consolidated balance sheets.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Audit Fees(1)	$81,640(5)	$129,108	(5)
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$3,750	$—
All Other Fees(4)	$—	$—
Total	$85,390(5)	$129,108	(5)

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.
(5)

Audit fees consist of $81,640 and $33,950 for services provided by Withum in the year ended December 31, 2022 and 2021, respectively, and $0 and $95,158, for services provided by Marcum for the year ended December 31, 2022 and 2021, respectively.

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

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, the audit committee has pre-approved all auditing services, including the fees and terms thereof.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of November 10, 2022, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub Inc., and Qenta Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 16, 2021).

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on February 7, 2023).

4.1	Warrant Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on November 2, 2021).

4.5*	Description of Securities.

10.1	Investment Management Trust Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.2	Registration and Shareholder Rights Agreement, dated November 9, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.3	Private Placement Units Purchase Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.4	Administrative Services Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.5	Form of Letter Agreement, dated November 9, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.6	Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

No.	Description of Exhibit

10.7	Sponsor Letter Agreement, dated as of November 10, 2022, by and among Blockchain Coinvestors Acquisition Corp. I, Blockchain Coinvestors Acquisition Sponsors I LLC, and Qenta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.8	Form of Transaction Support Agreement between the Company and certain shareholders of Qenta, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.9	Form of Lock-Up Agreement between the Company, the Sponsor, each of the Company’s officers and directors and certain shareholders of Qenta, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.10	Forward Purchase Agreement, dated as of November 9, 2022, by and among the Company, Vellar Opportunity Fund SPV LLC—Series 5, and Qenta Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.11	Form of Non-Redemption and Share Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on January 24, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: April 17, 2023	/s/ Lou Kerner
By: Lou Kerner
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lou Kerner Lou Kerner	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2023

/s/ Mitchell Mechigian Mitchell Mechigian	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023

/s/ Matthew C. Le Merle Matthew C. Le Merle	Managing Director, Chair of the Board of Directors	April 17, 2023

/s/ Gary Cookhorn Gary Cookhorn	Director	April 17, 2023

/s/ Rebecca Macieira-Kaufmann Rebecca Macieira-Kaufmann	Director	April 17, 2023

/s/ Colin Wiel Colin Wiel	Director	April 17, 2023

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Blockchain Coinvestors Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blockchain Coinvestors Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from June 11, 2021 (inception) through December 31, 2021, and the related notes to consolidated statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from June 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 15, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in
the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2022.
New York, New York
April 14, 2023
PCAOB ID Number 100

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$254,781	$380,035
Prepaid expenses	384,630	716,442

Total current assets	639,411	1,096,477
Investments held in Trust Account	310,263,214	306,001,090

Total Assets	$310,902,625	$307,097,567

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,704,441	$564,026
Convertible note - related party	525,824	—
Accrued expenses	320,516	149,102

Total current liabilities	4,550,781	713,128
Derivative liabilities	1,581,227	10,962,700
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000

Total Liabilities	17,412,008	22,955,828

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $ 0.0001 par value; 30,000,000 shares at redemption value of approximately $10.34 and $ 10.20 per share as of December 31, 2022 and 2021, respectively	310,163,214	306,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2022 and 2021	900	900
Additional paid-in capital	—	—
Accumulated deficit	(16,673,629)	(21,859,293)

Total shareholders’ deficit	(16,672,597)	(21,858,261)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$310,902,625	$307,097,567

The accompanying notes are an integral part of these financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from June 11, 2021 (Inception) through December 31, 2021

General and administrative expenses	$4,100,895	$315,149
General and administrative expenses - related party	180,000	26,500

Loss from operations	(4,280,895)	(341,649)
Other income (expense):
Change in fair value of derivative liabilities	9,908,473	640,535
Change in fair value of convertible note - related party	(13,824)	—
Loss on issuance of Forward Purchase Agreement	(527,000)	—
Income earned on investments held in Trust Account	4,262,124	1,090
Offering costs associated with derivative liabilities	—	(658,600)

Net income (loss)	$9,348,878	$(358,624)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	31,322,000	7,216,343

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.23	$(0 .02)

Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	8,103,922

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.23	$(0 .02)

The accompanying notes are an integral part of these consolidated financial statement
s
.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - June 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,005,000	900	24,100	—	25,000
Sale of private placement units, net of offering costs	1,322,000	132	—	—	12,677,297	—	12,677,429
Forfeiture of Class B ordinary shares	—	—	(5,000)	—	—	—	—
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(12,701,397)	(21,500,669)	(34,202,066)
Net loss	—	—	—	—		(358,624)	(358,624)

Balance - December 31, 2021	1,322,000	132	10,000,000	900	—	(21,859,293)	(21,858,261)
Net income	—	—	—	—	—	9,348,878	9,348,878
I ncrease in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,163,214)	(4,163,214)

Balance - December 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from June 11, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,348,878	$(358,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	658,600
General and administrative expenses paid by related party under promissory note	—	280
Change in fair value of convertible note related party	13,824	—
Change in fair value of derivative warrant liabilities	(9,908,473)	(640,535)
Income earned on investments held in Trust Account	(4,262,124)	(1,090)
Loss on issuance of Forward Purchase Agreement	527,000	—
Changes in operating assets and liabilities:		—
Prepaid expenses	331,812	(716,442)
Accounts payable	3,140,415	44,386
Accrued expenses	271,414	49,102

Net cash used in operating activities	(537,254)	(964,323)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(306,000,000)

Cash used in investing activities	—	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	512,000	—
Proceeds from issuance of ordinary shares to initial shareholders	—	25,000
Repayment of note payable to related party	—	(131,517)
Proceeds received from private placement	—	13,220,000
Proceeds received from initial public offering, gross	—	300,000,000
Offering costs paid	(100,000)	(5,769,125)

Net cash provided by financing activities	412,000	307,344,358

Net change in cash	(125,254)	380,035
Cash - beginning of the period	380,035	—

Cash - end of the period	$254,781	$380,035

Supplemental disclosure of noncash financing activities:
Offering costs included in accrual expenses	$—	$100,000
Offering costs paid by Sponsor under promissory note	$—	$131,237
Offering costs included in accounts payable	$—	$519,640
Deferred underwriting commissions in connection with the initial public offering	$—	$11,280,000
The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO
 CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the consummation of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company consummated the private placement of 1,322,000 units (the “Private Placement Units”) with the Sponsor, at a price of $10.00 per Private Placement Unit. Transaction costs amounted to $17,800,002
,
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
Following the closing of the Initial Public Offerin
g
and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Account”) and w
ere
 invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide holders of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions, where the Company issues more than 20% of the outstanding ordinary shares or seek to amend its memorandum and articles of association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
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
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the time period set forth in its Amended and Restated Memorandum and Articles of Association, as my be amended from time to time or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
The Company had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has been subsequently extended to November 15, 2023 as described in Note 11 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 202
2

(including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value $0.00009 per shares (ii) to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).
Proposed Business Combination
On November 10, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, BCSA Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Qenta Inc., a Delaware corporation (“Qenta”).
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Qenta. The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Qenta Inc.” (“New Qenta”) and (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of common stock of New Qenta (the “New Qenta Common Stock”); and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta (the “Merger”).
The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “ Qenta Business Combination
.
” The Qenta Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of regulatory requirements and other customary closing conditions.
In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares of Qenta (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement) will be exchanged for shares of New Qenta Common Stock and (ii) each outstanding Exchangeable Company RSU (as defined in the Business Combination Agreement) will be exchanged for comparable restricted stock units of New Qenta, based on an agreed upon equity value. Under the current terms of the Business Combination Agreement, the Company anticipates issuing 49,100,000 shares of New Qenta Common Stock to the equityholders of Qenta in the Qenta Business
Combination.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
“Registration Statement”) in accordance with the provisions of the Securities Act of 1933, as amended registering the New Qenta Common Stock to be issued in the Merger and the Domestication, (iv) the required approvals of the Company’s shareholders, (v) the approval of Qenta’s shareholders, (iv) the approval by Nasdaq of the Company’s listing application in connection with the Qenta Business Combination, (v) the consummation of the Domestication, (vi) the Company having at least

$
5,000,001

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
In connection with the execution of the Business Combination Agreement, the Company entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“
Cohen
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
”). The Number of Shares shall equal the Subject Shares but shall be no more than 12,000,000 Shares. The FPA Seller has agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis. See Note 6 where the Forward Purchase Agreement is more fully described.
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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Going Concern, Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $255,000 in its operating bank account, and working capital deficit of approximately $3.9 million, inclusive of convertible note payable – related party of approximately $526,000.
The Company’s liquidity needs up to
December 31
, 2022 had been satisfied through a payment from the Sponsor of $25,000
(see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of
$131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor (see Note 6). As of December 31, 2022, principal in the amount of $512,000 was outstanding, leaving $988,000 of borrowing capacity under the June 2022 Note. The June 2022 Note is carried at fair value and is presented as convertible note – related party on the accompanying consolidated balance sheet with a balance of approximately $526,000.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 15, 2023 (see Note 11) to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations, however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by November 15, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity issue, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 15, 2023.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on its consolidated financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations, cash flows and/or the closing of its initial Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying consolidated financial statements is the determination of the fair value of derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
The Co
mpany’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of days or less, or investments in

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:
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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its en tiret
y in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Working Capital Loan—Related Party
The Company has elected the fair value option to account for its June 2022 Note with its Sponsor as defined and more fully described in Note 5. The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the

a
ss
et or liability.
Derivative Liabilities
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants was estimated using a stochastic trinomial tree model. The determination of the fair value of the stock purchase warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The Company determined the Forward Purchase Agreement (defined in Note 1) is a derivative instrument. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and adjusts the instrument to fair value at each reporting period. Any changes in fair value are recognized on the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value utilizing a Monte Carlo simulation model.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issue
d 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the
initial Business Combination, as such they are considered
non-redeemable
and presented as

permanent equity in the Company’s consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 30,000,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying consolidated statements of changes in shareholders’ deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of

15,661,000
Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from June 11, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,086,432	$2,262,446	$(168,924)	$(189,701)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,322,000	10,000,000	7,216,343	8,103,922

Basic and diluted net income (loss) per ordinary share	$0.23	$0.23	$(0.02)	$(0.02)

Recent Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated
financial statements.
Note 3—Initial Public Offering
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 4—Private Placement
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
Note 5—Related Party Transactions
Founder Shares
On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000
Class B ordinary shares (the “Founder Shares”). Effective November 9, 2021, the
Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and 1,300,000 shares no longer being subject to forfeiture.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the
 initial Business Combination and (B) subsequent to
the
 initial Business Combination, (x) if the closing price of
the
 Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after
the
 initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note-Related Party
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

F-1
7

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
$1.5 million of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit.
On June 15, 2022, the Company issued a promissory note of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. Only upon the closing of a Business Combination, outstanding working capital loans under this promissory note may, in the sole discretion of the Company, be paid off by applying the proceeds from the Trust Account upon the closing of the Business Combination. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y)
$10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of December 31, 2022, a principal balance of $512,000 was outstanding, leaving $988,000 of borrowing capacity under this Working Capital Loan. The June 2022 Note is carried at fair value and is presented as convertible note – related party on the accompanying consolidated balance sheet with a balance of approximately $526,000. As of December 31, 2021, the Company had no Working Capital Loans.
Administrative Services Agreement
Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021, the Company incurred expenses of $180,000 and approximately $27,000, respectively, under this agreement. As of December 31, 2022 and 2021, there were amounts of approximately
$106,000 and $27,000,
respectively, due for services in connection with such agreement and are included in the accrued expenses of the accompanying consolidated balance sheets.
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the period from June 11, 2021 (inception) through December 31, 2021, an officer of the Company paid approximately $5,000 of expenses on behalf of the Company which is included in accounts payable in the accompanying consolidated balance sheet.

F-1
8

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 6—Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Warrants and securities included in private placement units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Forward Share Purchase Agreement
In connection with the execution of the Business Combination Agreement, the Company entered into the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, the FPA Seller intends, but is not obligated, to purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares shall equal the Subject Shares but shall be no more than

12,000,000
 Shares. The FPA Seller has agreed to not beneficially own more than
9.9
% of the New Qenta Common Stock on a post-combination pro forma basis.
The Forward Purchase Agreement provides that (a) one business day following the closing of the Qenta Business Combination, New Qenta will pay to the FPA Seller, out of the Trust Account, an amount (the “Prepayment Amount”) equal to the Redemption Price per share (the “Initial Price”) multiplied by the aggregate number of Subject Shares, if any (together, the “Number of Shares”), less 10% (the “Shortfall Amount”) on the date of such prepayment. New Qenta will also deliver the FPA Seller an amount equal to the product of 500,000 multiplied by the Redemption Price to repay the FPA Seller for having purchased up to an additional 500,000 Class A ordinary shares of the Company, which shall not be included in the Number of Shares or the Terminated Shares (as defined in the Forward Purchase Agreement).
From time to time and on any scheduled trading day after the closing of the Qenta Business Combination, the FPA Seller may sell Subject Shares or Additional Shares (as defined in the Forward Purchase Agreement) at its

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

absolute discretion in one or more transactions, publicly or privately, and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of Subject Shares and Additional Shares. At the end of each calendar month during which any such early termination occurs, the FPA Seller will pay to the Company an amount equal to the product of (x) the Terminated Shares and (y) the Reset Price, where “Reset Price” refers to, initially, the Redemption Price. The Reset Price will be adjusted on the first scheduled trading day (as defined in the Forward Purchase Agreement) of each month commencing on the first calendar month following the closing of the Qenta Business Combination to be the lowest of (a) the then-current Reset Price, (b) $
10.00
and (c) the VWAP Price (as defined in the Forward Purchase Agreement) of the last ten
(10)
 scheduled trading days of the prior calendar month, but not lower than $
5.00
;
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
The Company and Qenta have agreed to pay to the FPA Seller a break-up
fee equal to the sum of (i) all fees (in an amount not to exceed $75,000), plus (ii) $350,000, if the Company or Qenta terminate the Forward Purchase Agreement prior to the FPA Sellers purchasing shares under the agreement, other than because the Qenta Business Combination did not close, or Class A Ordinary Share redemptions were less than 80%.
The primary purpose of entering into the Forward Purchase Agreement is to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder
s
of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 30,000,000 Class A ordinary shares subject to possible redemption.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	34,202,066

Class A ordinary shares subject to possible redemption as of December 31, 2021	306,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,163,214

Class A ordinary shares subject to possible redemption as of December 31, 2022	$310,163,214

Note 8—Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 5,000,000 prefer
e
nce
shares
with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 31,322,000 Class A ordinary shares issued and outstanding, of which 30,000,000 were subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B ordinary shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a
1.1111111-for-1
stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000
Class B ordinary shares issued and outstanding. As of December 31,
2022 and 2021, there
 were
10,000,000
shares issued and outstanding.
Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, approximately 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by th
e Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units (and securities included in the units) issued to the Sponsor, its affiliates or any member of the management team in the Private Placement or upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 9—Warrants
As of December 31, 2022 and 2021, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.
The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the

60
th

business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9)

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2022

of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2022

current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is una bl
e to register or qualify the underlying securities for sale under all applicable state securities laws.
Note 10—Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$310,263,214	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$900,000	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$39,660
Forward Purchase Agreement	$—	$—	$641,567
Convertible note – related party	$—	$—	$525,824
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market fund	$306,001,090	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$—	$10,500,000
Derivative warrant liabilities—Private Warrants	$—	$—	$462,700
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement to Level 1 and Level 2 measurements, when the Public Warrants were separately listed and traded in January 2022. There were no other transfers to/from Level 3 during the year ended December 31, 2022 and during the period from June 11, 2021 (inception) through December 31, 2021.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2022

Level 1 instruments include investments in money market funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants and Private Placement Warrants were measured at fair value using a stochastic trinomial tree model. The estimated fair value of the convertible note—related party was estimated utilizing an intrinsic value model. Since January 2022 when the Public Warrants began being traded in an active market, the fair value of the
Public Warrants began being measured using the publicly observable trading price
, a Level 2 measurement as of December 31, 2022 due to the limited trading volume
.

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
The estimated fair value of the Forward Purchase Agreement was measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in the Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, expected Business Combination close date and probability of a successful transaction. The Company estimates the volatility based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. Any changes in these assumptions can change the valuation significantly.
For the year ended December 31, 2022 and
for
the period from June 11, 2021 (inception) through December 31, 2021, the Company recognized a gain of approximately $9.9 million and $659,000, respectively, resulting from a decrease in the fair value of derivative liabilities, presented as change in fair value of derivative liabilities on the accompanying consolidated statements of operations. The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative warrant liabilities:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.24	$9.83
Volatility	1.5%	14.3%
Term (years)	5	5
Risk-free rate	2.0%	1.32%
Dividend yield	0.0%	0.0%

BLOCKCHAIN
COINVE
STORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the Forward Purchase Share liability:

	At initial issuance	December 31, 2022
Stock Price	$10.14	$10.24
Expected Redemption Price	$10.64	$10.61
Volatility	65.0%	65.0%
Expected combination close date	0.7	0.6
Risk-free rate	4.4%	4.2%
Probability of Business Combination Close	1.3%	1.5%
The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from June 11, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at June 11, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,603,235
Change in fair value of derivative warrant liabilities	(640,535)

Derivative warrant liabilities at December 31, 2021	10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Issuance of Forward Purchase Agreement	527,000
Change in fair value of derivative liabilities	(308,473)

Derivative warrant liabilities at December 31, 2022	$681,227

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the period for the year ended December 31, 2022, is summarized as follows:

Working capital loan – related party at December 31, 2021—Level 3 measurement	$—
Proceeds from the convertible note—related party	512,000
Change in fair value of convertible note—related party—Level 3 measurement	13,824

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824

Note 11—Subsequent Events
Shareholder Meeting, Extension, and Redemptions
On February 3, 2023, the Company held an extraordinary general meeting (the “Shareholder Meeting”) at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which it has to

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

consummate a business combination from May 15, 2023 to November 15, 2023 (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 29, 2022.
In connection with the vote to approve the Extension Amendment Proposal, holders of 26,406,729 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $274.2 million. As a result, approximately $274.2 million has been removed from the Trust Account to redeem such shares and 4,915,271 Class A ordinary shares remain outstanding after the redemption, including 1,322,000 shares underlying the Private Placement Units. Upon payment of the redemption, approximately $37.3 million remained in the Trust Account.
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date that the consolidated financial statements were issued. Based on this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

F-2
7