Form 10-Q
period 2023-03-31
Blockchain Coinvestors Acquisition Corp. I
filed 2023-05-19
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41050	98-1607883
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes ☒ No ☐

As of May 18, 2023, 4,915,271 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial Statements

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$72,689	$254,781
Prepaid expenses	319,787	384,630
Total current assets	392,476	639,411
Investments held in Trust Account	38,083,727	310,263,214
Total Assets	$38,476,203	$310,902,625

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,619,652	$3,704,441
Note payable - related party	525,824	525,824
Accrued expenses	357,270	320,516
Total current liabilities	5,502,746	4,550,781
Derivative liabilities	2,889,830	1,581,227
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	19,672,576	17,412,008
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,593,271 or 30,000,000 shares at redemption value of approximately $10.57 and $10.34 per share as of March 31, 2023 and December 31, 2022, respectively	37,983,727	310,163,214
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 3,593,271 and 30,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	900	900
Additional paid-in capital	—	—
Accumulated deficit	(19,181,132)	(16,673,629)
Total shareholders’ deficit	(19,180,100)	(16,672,597)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$38,476,203	$310,902,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$1,148,752	$347,037
General and administrative expenses - related party	50,148	45,000
Loss from operations	(1,198,900)	(392,037)
Other income (expense):
Change in fair value of derivative liabilities	(817,504)	4,698,300
Change in fair value of forward purchase agreement	(491,099)	—
Income earned on investments held in Trust Account	2,028,239	7,546
Net (loss) income	$(479,264)	$4,313,809
Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	16,651,595	31,322,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.02)	$0.10
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	10,000,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.02)	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)
Shareholder non-redemption agreements	—	—	—	—	155,250	—	155,250
Shareholder non-redemption agreements	—	—	—	—	(155,250)	—	(155,250)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,028,239)	(2,028,239)
Net loss	—	—	—	—	—	(479,264)	(479,264)
Balance - March 31, 2023 (unaudited)	1,322,000	$132	10,000,000	$900	$—	$(19,181,132)	$(19,180,100)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,809	4,313,809
Balance - March 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(17,545,484)	$(17,544,452)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(479,264)	$4,313,809
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	817,504	(4,698,300)
Change in fair value of forward purchase agreement	491,099	—
Income earned on investments held in Trust Account	(2,028,239)	(7,546)
Changes in operating assets and liabilities:
Prepaid expenses	64,843	161,717
Accounts payable	915,211	5,624
Accrued expenses	36,754	20,826
Net cash used in operating activities	(182,092)	(203,870)
Cash Flows from Investing Activities:
Cash withdrawn from trust account for redemptions	274,207,726	—
Net cash provided by investing activities	274,207,726	—

Cash Flows from Financing Activities:
Redemption of Class A Ordinary Shares	(274,207,726)	—
Net cash used in financing activities	(274,207,726)	—
Net change in cash	(182,092)	(203,870)
Cash - beginning of the period	254,781	380,035
Cash - end of the period	$72,689	$176,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the consummation of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company consummated the private placement of 1,322,000 units (the “Private Placement Units”) with the Sponsor, at a price of $10.00 per Private Placement Unit. Transaction costs amounted to $17,800,002, consisting of $5,220,000 of underwriting commissions, $11,280,000 of deferred underwriting commissions, and $1,300,002 of other offering costs.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide holders of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions, where the Company issues more than 20% of the outstanding ordinary shares or seek to amend its memorandum and articles of association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has been subsequently extended to November 15, 2023 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value $0.00009 per share (ii) to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The full Business Combination Agreement, Forward Purchase Agreement and other agreements entered into or contemplated to be executed prior to closing the Qenta Business Combination were included with the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern, Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $73,000 in its operating bank account and working capital deficit of approximately $5.1 million, inclusive of convertible note payable – related party of approximately $526,000.

The Company’s liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $1,500,000 to the Sponsor (see Note 6). As of March 31, 2023, principal in the amount of $512,000 was outstanding, leaving $988,000 of borrowing capacity under the June 2022 Note. The June 2022 Note is carried at fair value and is presented as note payable – related party on the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 with a balance of $525,824.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 15, 2023 to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations; however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by November 15, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity issue, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 15, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its unaudited condensed consolidated financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations, cash flows and/or the closing of its initial Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 17, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying condensed consolidated financial statements is the determination of the fair value of derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Working Capital Loan—Related Party

The Company has elected the fair value option to account for its June 2022 Note with its Sponsor as defined and more fully described in Note 5. The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying condensed consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants was estimated using a stochastic trinomial tree model. The determination of the fair value of the warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the Forward Purchase Agreement (defined in Note 1) is a derivative instrument. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and adjusts the instrument to fair value at each reporting period. Any changes in fair value are recognized on the Company’s unaudited condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value utilizing a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying condensed consolidated statements of changes in shareholders’ deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each period presented:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(299,438)	$(179,826)	$3,269,859	$1,043,950
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,651,595	10,000,000	31,322,000	10,000,000
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.10	$0.10

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consisted of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. Only upon the closing of a Business Combination may outstanding working capital loans under this promissory note be, in the sole discretion of the Company, paid off by applying the proceeds from the Trust Account upon the closing of the Business Combination. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of March 31, 2023, principal in the amount of $512,000 was outstanding, leaving $988,000 of borrowing capacity under the June 2022 Note. The June 2022 Note is carried at fair value and is presented as note payable – related party on the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 with a balance of $525,824.

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $50,148 and $45,000 under this agreement, respectively. As of March 31, 2023, and December 31, 2022, approximately $143,000 and approximately $106,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying condensed consolidated balance sheets.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreements and Amendments

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Units to cover over-allotments, if any. On November 15, 2021, the underwriters partially exercised the over-allotment and the unexercised portion of the over-allotment of 15,000 units was forfeited. The underwriters were paid underwriting commission of $0.20 per unit, or $5,220,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $11,280,000 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company entered into an amended agreement with one of its underwriters (Cantor Fitzgerald) to reduce the amount of deferred underwriting fees associated with the Qenta Business Combination. Upon the successful completion of the Qenta Business Combination, the $7,896,000 deferred underwriting owed to Cantor Fitzgerald will be reduced to $3,948,000.

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

From time to time and on any scheduled trading day after the closing of the Qenta Business Combination, the FPA Seller may sell Subject Shares or Additional Shares (as defined in the Forward Purchase Agreement) at its absolute discretion in one or more transactions, publicly or privately, and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of Subject Shares and Additional Shares. At the end of each calendar month during which any such early termination occurs, the FPA Seller will pay to the Company an amount equal to the product of (x) the Terminated Shares and (y) the Reset Price, where “Reset Price” refers to, initially, the Redemption Price. The Reset Price will be adjusted on the first scheduled trading day (as defined in the Forward Purchase Agreement) of each month commencing on the first calendar month following the closing of the Qenta Business Combination to be the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the VWAP Price (as defined in the Forward Purchase Agreement) of the last ten(10) scheduled trading days of the prior calendar month, but not lower than $5.00; provided, however, that, subject to certain exceptions, if the Company offers and sells shares of New Qenta Common Stock in a follow-on offering, or series of related offerings, at a price lower than, or upon any conversion or exchange price of currently outstanding or future issuances of any securities convertible or exchangeable for shares of New Qenta Common Stock being equal to a price lower than, the then-current Reset Price (the “Offering Price”), then the Reset Price shall be further reduced to equal the Offering Price. The payment of the Reset Price will not apply to sales of the Subject Shares or Additional Shares that provide proceeds to cover the FPA Sellers for the Shortfall Amount.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shareholder Meeting, Extension, and Redemptions

On February 3, 2023, the Company held an extraordinary general meeting (the “Shareholder Meeting”) at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which it has to consummate a business combination from May 15, 2023 to November 15, 2023 (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 29, 2022.

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

Vendor Agreements Contingent on the Business Combination

The Company entered into an agreement with a vendor for merger advisory services and the total fee will be $6,200,000, contingent upon completion of the Qenta Business Combination.

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on February 3, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming shareholders an aggregate of 739,286 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 739,286 Founder Shares transferrable to the Non-Redeeming shareholders pursuant to the Non-Redemption Agreement to be $155,250 or $0.21 per share. The fair value was determined using the probability of a successful Business Combination of 2.25%, a volatility of 60.0%, a discount for lack or marketability of $1.04 and the value per shares as of the valuation date of $9.32 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(274,207,726)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,028,239
Class A common stock subject to possible redemption as of March 31, 2023	$37,983,727

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 4,915,271 and 31,322,000 Class A ordinary shares issued and outstanding, of which 3,593,271 and 30,000,000 shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 7).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a 1.1111111-for-1 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 Class B ordinary shares issued and outstanding. As of March 31, 2023, and December 31, 2022, there were 10,000,000 shares issued and outstanding.

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

Note 9 — Warrants

As of March 31, 2023, and December 31, 2022, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the Redemption Reference Price equals or exceeds $18.00 per share (as adjusted).

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$38,083,727	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$1,683,000	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$74,164
Forward Purchase Agreement	$—	$—	$1,132,666
Convertible note – related party	$—	$—	$525,824

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$310,263,214	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$900,000	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$39,660
Forward Purchase Agreement	$—	$—	$641,567
Convertible note – related party	$—	$—	$525,824

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement to Level 1 and Level 2 measurements  when the Public Warrants were separately listed and traded in January 2022. There were no other transfers to/from Level 3 during the three months ended March 31, 2023 and 2022.

Level 1 instruments include investments in money market funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants and Private Placement Warrants was measured at fair value using a stochastic trinomial tree model. The estimated fair value of the note payable—related party was estimated utilizing an intrinsic value model. Since January 2022 when the Public Warrants began being traded in an active market, the fair value of the Public Warrants began being measured using the publicly observable trading price, a Level 2 measurement as of December 31, 2022 due to the limited trading volume.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2023 and 2022, the Company recognized a loss/gain of approximately $818,000 and $4.7 million, respectively, resulting from a decrease/increase in the fair value of derivative liabilities, presented as change in fair value of derivative liabilities on the accompanying condensed consolidated statements of operations. The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative warrant liabilities:

	March 31, 2022	March 31, 2023
Exercise price	$11.50	$11.50
Stock price	$9.93	$10.27
Volatility	5.3%	2.8%
Term (years)	5	5
Risk-free rate	2.32%	2.00%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative warrant liabilities	525,603
Derivative warrant liabilities at March 31, 2023	$1,206,830

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative warrant liabilities	(198,300)
Derivative warrant liabilities at March 31, 2022	$264,400

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the three months ended March 31, 2023, is summarized as follows:

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at March 31, 2023—Level 3 measurement	$525,824

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based on this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On May 1, 2023, First Republic Bank became insolvent. Federal regulators seized the assets of the bank and negotiated a sale of its assets to JP Morgan Chase. The Company held deposits with this bank. As a result of the sale of the assets to JP Morgan Chase, the Company’s insured and uninsured deposits are held at JP Morgan Chase. The Company also moved the funds held in trust for the shareholders and invested in federal government securities through Morgan Stanley.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Blockchain Coinvestors Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

As more fully described in Note 1 to the condensed consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K, on November 10, 2022, we entered into a Business Combination Agreement, with Merger Sub and Qenta Inc. The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” and (B) each of our outstanding Class A ordinary shares and each of our outstanding Class B ordinary shares will become one share of common stock of New Qenta; and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

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

Results of Operations

Our entire activity since June 11, 2021 (inception) up to March 31, 2023 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended March 31, 2023 we had net loss of approximately $479,000 which consisted of approximately $818,000 in a non-operating loss from change in fair value of derivative liabilities, approximately $491,000 from change in fair value of forward purchase agreement, approximately $1.1 million of general and administrative expenses, and approximately $50,000 of general and administrative expenses to related party, offset by approximately $2 million of income from investments held in the Trust Account.

For the three months ended March 31, 2022 we had a net income of approximately $4.3 million, which consisted of approximately $4.7 million in non-operating gain from change in fair value of derivative liabilities, and approximately $8,000 of income from investments held in the Trust Account, offset by approximately $347,000 of general and administrative expenses, and $45,000 of general and administrative expenses to related party.

We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

Going Concern, Liquidity and Capital Resources

As of March 31, 2023, we had approximately $73,000 of cash in our operating bank account and approximately $5.1 million of working capital deficit.

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. Only upon the closing of a Business Combination, outstanding working capital loans under this promissory note may, in the sole discretion of the Company, be paid off by applying the proceeds from the Trust Account upon the closing of the Business Combination. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the June 2022 Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y)$10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of March 31, 2023, principal in the amount of $512,000 was outstanding, leaving $988,000 of borrowing capacity under the June 2022 Note. The June 2022 Note is carried at fair value and is presented as convertible note – related party on the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 with a balance of $525,824.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows, and/or the closing of its initial Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

The Company entered into an amended agreement with one of its underwriters (Cantor Fitzgerald) to reduce the amount of deferred underwriting fees associated with the Qenta Business Combination. Upon the successful completion of the Qenta Business Combination, the $6,800,000 deferred underwriting owed to Cantor Fitzgerald will be reduced by $3,400,000.

Forward Purchase Agreement

In connection with the Business Combination Agreement, we entered into the Forward Purchase Agreement as more fully described in the Proposed Business Combination section and Note 5 to the condensed consolidated financial statements.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding the valuation of derivative liabilities and convertible note -related party, we have not identified any critical accounting estimates.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we believe that there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 17, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit

3.1	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on February 7, 2023).
10.1	Form of Non-Redemption and Share Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on January 24, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: May 18, 2023	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)