Form 10-Q
period 2023-06-30
Blockchain Coinvestors Acquisition Corp. I
filed 2023-08-14
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 4,915,271 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial Statements

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$151,451	$254,781
Prepaid expenses	184,943	384,630
Total current assets	336,394	639,411
Investments held in Trust Account	38,539,531	310,263,214
Total Assets	$38,875,925	$310,902,625

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,845,235	$3,704,441
Convertible promissory note – related party, fair value	525,824	525,824
Convertible promissory note – related party, par value	991,420	—
Accrued expenses	344,124	320,516
Total current liabilities	6,706,603	4,550,781
Derivative liabilities	1,369,879	1,581,227
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	19,356,482	17,412,008
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,593,271 or 30,000,000 shares at redemption value of approximately $10.70 and $10.34 per share as of June 30, 2023 and December 31, 2022, respectively	38,439,531	310,163,214
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 3,593,271 and 30,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	900	900
Additional paid-in capital	—	—
Accumulated deficit	(18,921,120)	(16,673,629)
Total shareholders’ deficit	(18,920,088)	(16,672,597)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$38,875,925	$310,902,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,231,268	$1,566,631	$2,380,020	$1,913,669
General and administrative expenses - related party	28,671	45,000	78,819	90,000
Loss from operations	(1,259,939)	(1,611,631)	(2,458,839)	(2,003,669)

Other income:
Change in fair value of derivative liabilities	883,280	5,011,520	65,776	9,709,820
Change in fair value of forward purchase agreement	636,671	—	145,572	—
Income earned on investments held in Trust Account	455,804	138,653	2,484,043	146,199
Total Other income, net	1,975,755	5,150,173	2,695,391	9,856,019

Net income	$715,816	$3,538,542	$236,552	$7,852,350
Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	4,915,271	31,322,000	10,751,012	31,322,000
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.09	$0.01	$0.19
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.09	$0.01	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)
Shareholder non-redemption agreements	—	—	—	—	155,250	—	155,250
Shareholder non-redemption agreements	—	—	—	—	(155,250)	—	(155,250)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,028,239)	(2,028,239)
Net loss	—	—	—	—	—	(479,264)	(479,264)
Balance - March 31, 2023 (unaudited)	1,322,000	132	10,000,000	900	—	(19,181,132)	(19,180,100)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(455,804)	(455,804)
Net income	—	—	—	—	—	715,816	715,816
Balance – June 30, 2023 (unaudited)	1,322,000	$132	10,000,000	$900	$—	$(18,921,120)	$(18,920,088)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,808	4,313,808
Balance - March 31, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(17,545,485)	(17,544,453)
Net income	—	—	—	—	—	3,538,542	3,538,542
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(47,289)	(47,289)
Balance - June 30, 2022 (Unaudited)	1,322,000	$132	10,000,000	$900	$—	$(14,054,232)	$(14,053,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$236,552	$7,852,350
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(65,776)	(9,709,820)
Change in fair value of forward purchase agreement	(145,572)	—
Income earned on investments held in Trust Account	(2,484,043)	(146,199)
Changes in operating assets and liabilities:
Prepaid expenses	199,687	387,572
Accounts payable	1,140,794	65,662
Accrued expenses	23,608	1,201,778
Net cash used in operating activities	(1,094,750)	(348,657)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for redemptions	274,207,726	—
Net cash provided by investing activities	274,207,726	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	991,420	170,000
Redemption of Class A Ordinary Shares	(274,207,726)	—
Net cash (used in) provided by financing activities	(273,216,306)	170,000

Net change in cash	(103,330)	(178,657)
Cash - beginning of the period	254,781	380,035
Cash - end of the period	$151,451	$201,378

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and were subsequently invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The Company had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has been subsequently extended to November 15, 2023 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and the Combination Period is not further extended, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with the execution of the Business Combination Agreement, the Company entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in the Sponsor. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close. Pursuant to the Forward Purchase Agreement, the FPA Seller may, but is not obligated to, purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares shall equal the Subject Shares but shall be no more than 12,000,000 Shares. The FPA Seller has agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis. See Note 6 where the Forward Purchase Agreement is more fully described. No assurance can be given that any purchases will be made under the Forward Purchase Agreement.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $151,000 in its operating bank account and working capital deficit of approximately $6.5 million, inclusive of convertible note payable – related party of approximately $1.6 million.

The Company’s liquidity needs up to June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “Sponsor Note”) in the principal amount of up to $1,500,000 to the Sponsor, which was amended effective June 2023 to increase the maximum principal amount to $3,000,000 (see Note 5). As of June 30, 2023 the Company has drawn down a total of $1,503,420 and still can borrow up $1,496,580 on the Sponsor Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 15, 2023 to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations; however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by November 15, 2023, and such deadline to consummate a Business Combination is not further extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity issue, mandatory liquidation should a Business Combination not occur by the applicable deadline, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by November 15, 2023.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed unaudited consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Convertible Promissory Note —Related Party, Fair Value

The Company entered into a convertible promissory note with its Sponsor on June 15, 2022. The Company has elected the fair value option to account for proceeds received during 2022. This amount is presented on the balance sheet as “Convertible Promissory Note —Related Party, Fair Value.” The primary reason for electing the fair value option in the 2022 proceeds is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying unaudited condensed consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Convertible Promissory Note —Related Party, Par Value

The Company has elected the bifurcated option to account for proceeds received during 2023 from the Convertible promissory notes with its Sponsor on June 2022. This amount is presented on the balance sheet as “Convertible Promissory Note —Related Party, Par Value.”

The Company analyzed the Convertible Promissory Note – Related Party to assess if the fair value option was appropriate in 2023, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the Convertible Promissory Note – Related Party, Par Value, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as nonoperating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

It was determined that the previous conversion option was de minimis, as such the Company has recorded the Convertible Promissory Note – Related Party at par value through the rest of the note’s use.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed consolidated statements of changes in shareholders’ deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,661,000 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$235,894	$479,922	$2,682,208	$856,334	$122,577	$113,995	$5,952,067	$1,900,283
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,915,271	10,000,000	31,322,000	10,000,000	10,751,012	10,000,000	31,322,000	10,000,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.09	$0.09	$0.01	$0.01	$0.19	$0.19

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Promissory Note—Related Party

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering. The aggregate amount of $131,517 was paid in full on November 15, 2021 upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Promissory Notes – Related Party, Fair Value and Par Value

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2023, principal in the amount of $1,503,420 was outstanding, leaving $1,496,580 of borrowing capacity under the Sponsor Note.

As of June 30, 2023 and December 31, 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying condensed consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There were no changes in fair value or principal recorded during the period ended June 30, 2023.

During the period ended June 30, 2023, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of June 30, 2023, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying condensed consolidated balance sheets with a balance of $991,400, as of December 31, 2022, the balance was zero. 2023 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $991,400.

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $45,000 and $90,000, respectively, under this agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $28,671 and $78,819 under this agreement, respectively. As of June 30, 2023, and December 31, 2022, approximately $131,000 and approximately $106,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying unaudited condensed consolidated balance sheets.

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

The Company entered into an amended agreement with one of its underwriters (Cantor Fitzgerald) to reduce the amount of deferred underwriting fees associated with the Qenta Business Combination. Upon the successful completion of the Qenta Business Combination, the $7,896,000 deferred underwriting fee owed to Cantor Fitzgerald will be reduced to $3,948,000.

Forward Share Purchase Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, the FPA Seller may, but is not obligated to, purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller has agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares shall equal the Subject Shares but shall be no more than 12,000,000 Shares. The FPA Seller has agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis.

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

The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Business Combination Agreement will be met, increasing the likelihood that the transaction will close. No assurance can be given that any purchases will be made under the Forward Purchase Agreement.

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

In January 2023, the Company entered into an agreement with a vendor for investment banking services. The agreement specifies that upon a successful Business Combination, the Company will owe a fee of $1,250,000 which is payable in cash or equity at the Company’s option.

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(274,207,726)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,484,043
Class A ordinary shares subject to possible redemption as of June 30, 2023	$38,439,531

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023, and December 31, 2022, there were 4,915,271 and 31,322,000 Class A ordinary shares issued and outstanding, of which 3,593,271 and 30,000,000 shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 7).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a 1.1111111-for-1 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 Class B ordinary shares issued and outstanding. As of June 30, 2023, and December 31, 2022, there were 10,000,000 shares issued and outstanding.

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

Note 9 — Warrants

As of June 30, 2023, and December 31, 2022, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$38,539,531	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$837,000	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$36,884
Forward Purchase Agreement	$—	$—	$494,995
Convertible note – related party	$—	$—	$525,824

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$310,263,214	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$900,000	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$39,660
Forward Purchase Agreement	$—	$—	$641,567
Convertible note – related party	$—	$—	$525,824

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement to Level 1 and Level 2 measurements when the Public Warrants were separately listed and traded in January 2022. There were no other transfers to/from Level 3 during the three and six months ended June 30, 2023 and 2022.

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

For the three and six months ended June 30, 2023 and 2022, the Company recognized a loss/gain of approximately $883,000 and $66,000, $5 million and $9.7 million, respectively, resulting from a decrease/increase in the fair value of derivative liabilities, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed consolidated statements of operations. The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative warrant liabilities:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.65	$10.24
Volatility	4.3%	1.5%
Term (years)	5	5
Risk-free rate	2.00%	2.00%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative liabilities	525,603
Derivative warrant liabilities at March 31, 2023	$1,206,830
Change in fair value of derivative liabilities	(674,951)
Derivative warrant liabilities at June 30, 2023	$531,879

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative liabilities	(198,300)
Derivative warrant liabilities at March 31, 2022	264,400
Change in fair value of derivative liabilities	(211,520)
Derivative warrant liabilities at June 30, 2022	$52,880

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the three and six months ended June 30, 2023, is summarized as follows:

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at June 30, 2023—Level 3 measurement	$525,824

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

We had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, which has been extended to November 15, 2023 as described below. If we are unable to complete a Business Combination within this Combination Period and the Combination Period is not further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

Proposed Business Combination

As more fully described in Note 1 to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-10, on November 10, 2022, we entered into a Business Combination Agreement, with Merger Sub and Qenta Inc. The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” and (B) each of our outstanding Class A ordinary shares and each of our outstanding Class B ordinary shares will become one share of common stock of New Qenta; and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

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

Results of Operations

Our entire activity since June 11, 2021 (inception) up to June 30, 2023 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended June 30, 2023 we had net income of approximately $715,000 which consisted of a non-operating loss of approximately $883,000 from change in fair value of derivative liabilities, approximately $637,000 from change in fair value of forward purchase agreement and approximately $456,000 of income from investments held in the Trust Account, offset by approximately $1.2 million of general and administrative expenses and approximately $29,000 of general and administrative expenses to related party.

For the six months ended June 30, 2023 we had net income of approximately $237,000 which consisted of approximately $66,000 in a non-operating loss from change in fair value of derivative liabilities, approximately $146,000 from change in fair value of forward purchase agreement and approximately $2.5 million of income from investments held in the Trust Account, offset by approximately $2.4 million of general and administrative expenses and approximately $79,000 of general and administrative expenses to related party.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, we had approximately $151,000 of cash in our operating bank account and a working capital deficit of approximately $6.5 million.

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Convertible was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2023 the Company has drawn down a total of $1,503,420 and still can borrow up $1,496,580 on the Sponsor Note.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit

10.1*	Promissory Note, dated June 15, 2022, by and between the Company and Blockchain Coinvestors Acquisition Sponsors I LLC.
10.2*	Amendment to Promissory Note, dated June 26, 2023, by and between the Company and Blockchain Coinvestors Acquisition Sponsors I LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: August 14, 2023	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)