Form 10-Q
period 2023-09-30
Blockchain Coinvestors Acquisition Corp. I
filed 2023-11-14
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 13,433,794 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, par value $0.00009 per share, were issued and outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial Statements

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$222,456	$254,781
Prepaid expenses	63,224	384,630
Total current assets	285,680	639,411
Investments held in Trust Account	39,041,590	310,263,214
Total Assets	$39,327,270	$310,902,625

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,944,332	$3,704,441
Convertible promissory note – related party, fair value	525,824	525,824
Convertible promissory note – related party, par value	1,241,420	—
Accrued expenses	328,294	320,516
Total current liabilities	7,039,870	4,550,781
Derivative liabilities	1,052,424	1,581,227
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	19,372,294	17,412,008
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,593,271 and 30,000,000 shares at redemption value of approximately $10.84 and $10.34 per share as of September 30, 2023 and December 31, 2022, respectively	38,941,590	310,163,214
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,322,000 shares issued and outstanding (excluding 3,593,271 and 30,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	132	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	900	900
Additional paid-in capital	—	—
Accumulated deficit	(18,987,646)	(16,673,629)
Total shareholders’ deficit	(18,986,614)	(16,672,597)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$39,327,270	$310,902,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$355,310	$1,174,367	$2,735,330	$3,088,036
General and administrative expenses - related party	28,671	45,000	107,490	135,000
Loss from operations	(383,981)	(1,219,367)	(2,842,820)	(3,223,036)

Other income:
Change in fair value of derivative liabilities	189,498	117,457	255,274	9,827,277
Change in fair value of forward purchase agreement	127,957	—	273,529	—
Income earned on investments held in Trust Account	502,059	1,533,315	2,986,102	1,679,514
Total Other income	819,514	1,650,772	3,514,905	11,506,791

Net income	$435,533	$431,405	$672,085	$8,283,755
Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	4,915,271	31,322,000	8,784,389	31,322,000
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.01	$0.04	$0.20
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.01	$0.04	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)
Shareholder non-redemption agreements	—	—	—	—	155,250	—	155,250
Shareholder non-redemption agreements	—	—	—	—	(155,250)	—	(155,250)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,028,239)	(2,028,239)
Net loss	—	—	—	—	—	(479,264)	(479,264)
Balance - March 31, 2023 (unaudited)	1,322,000	132	10,000,000	900	—	(19,181,132)	(19,180,100)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(455,804)	(455,804)
Net income	—	—	—	—	—	715,816	715,816
Balance – June 30, 2023 (unaudited)	1,322,000	132	10,000,000	900	—	(18,921,120)	(18,920,088)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(502,059)	(502,059)
Net income	—	—	—	—	—	435,533	435,533
Balance – September 30, 2023 (unaudited)	1,322,000	$132	10,000,000	$900	$—	$(18,987,646)	$(18,986,614)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Net income	—	—	—	—	—	4,313,808	4,313,808
Balance - March 31, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(17,545,485)	(17,544,453)
Net income	—	—	—	—	—	3,538,542	3,538,542
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(47,289)	(47,289)
Balance - June 30, 2022 (Unaudited)	1,322,000	132	10,000,000	900	—	(14,054,232)	(14,053,200)
Net income	—	—	—	—	—	431,405	431,405
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,533,315)	(1,533,315)
Balance - September 30, 2022 (Unaudited)	1,322,000	$132	10,000,000	$900	$—	$(15,156,142)	$(15,155,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$672,085	$8,283,755
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(255,274)	(9,827,277)
Change in fair value of forward purchase agreement	(273,529)	—
Income earned on investments held in Trust Account	(2,986,102)	(1,679,514)
Changes in operating assets and liabilities:
Prepaid expenses	321,406	244,802
Accounts payable	1,239,891	155,843
Accrued expenses	7,778	2,387,500
Net cash used in operating activities	(1,273,745)	(434,891)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for redemptions	274,207,726	—
Net cash provided by investing activities	274,207,726	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	1,241,420	170,000
Offering costs paid	—	(30,000)
Redemption of Class A Ordinary Shares	(274,207,726)	—
Net cash (used in) provided by financing activities	(272,966,306)	140,000

Net change in cash	(32,325)	(294,891)
Cash - beginning of the period	254,781	380,035
Cash - end of the period	$222,456	$85,144

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and were subsequently invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company intends to maintain trust funds only in demand deposit accounts after November 15, 2023.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide holders of its Class A ordinary shares, par value $0.0001, originally sold in the Initial Public Offering (the “Public Shares” and such holders, the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with the Company where the Company does not survive and any transactions, where the Company issues more than 20% of the outstanding ordinary shares or seek to amend its memorandum and articles of association would typically require shareholder approval. The Company currently intends to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or the Company chooses to conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) for business or other reasons. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

Notwithstanding the foregoing, the Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares originally sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the time period set forth in its Amended and Restated Memorandum and Articles of Association, as may be amended from time to time or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

The Company had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has been subsequently extended to May 15, 2024 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and the Combination Period is not further extended, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the ordinary shares of the Company that they received in connection with the Company's initial public offering in connection with the completion of a Business Combination; (ii) waive their redemption rights with respect to the ordinary shares that they received in connection with the Company's initial public offering in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their ordinary shares of the Company that they received in connection with the Company's initial public offering if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Qenta. The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company would become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name would be changed to “Qenta Inc.” (“New Qenta”) and (B) each outstanding ordinary share of the Company will become one share of common stock of New Qenta (the “New Qenta Common Stock”); and (ii) following the Domestication, Merger Sub would merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “Qenta Business Combination.”

On August 24, 2023, the Company, Merger Sub, and Qenta entered into an amendment (the “First BCA Amendment”) to the Business Combination agreement, to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) until May 15, 2024. In addition, under the terms of the First BCA Amendment, Qenta agreed to deliver to the Company specified financial statements and other financial information by specified deadlines (the “Financial Information Obligations”), and the Company agreed not to exercise, but did not waive, BCSA’s Financial Statement Termination Right (as defined in the Business Combination Agreement) unless Qenta failed to comply with the Financial Information Obligations.  Qenta failed to meet the first specified Financial Information Obligations deadline.

On August 29, 2023, the Company, Merger Sub, and Qenta entered into a second amendment (the “Second BCA Amendment”) to the Business Combination Agreement to eliminate the exclusive dealing provision applicable to the Company and to limit the exclusive dealing provision applicable to Qenta to transactions involving special purpose acquisition companies and similar “blank check” companies.

On August 24, 2023, the Company, Sponsor and Qenta entered into an amendment (the “Sponsor Letter Amendment”) to the Sponsor Letter Agreement, dated as of November 10, 2022, by and among the Company, the Sponsor and Qenta, pursuant to which the Sponsor agreed, in connection with the completion of a financing transaction between Qenta and financing parties, to transfer and assign, contingent and conditioned upon the closing of the transactions contemplated by the Business Combination Agreement, up to 3,178,000 of the Sponsor’s Class B ordinary shares of the Company (or, if converted, Class A ordinary shares) and 1,322,000 of the Sponsor’s private placement units of the Company to such financing parties or to Qenta in such amounts and proportions as designated by Qenta, provided that all transferees of such shares or units, as applicable, execute and deliver to the Company a lockup agreement in respect of such securities.

In connection with the execution of the Business Combination Agreement, the Company entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in the Sponsor. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Business Combination Agreement would be met, increasing the likelihood that the transaction would close. Pursuant to the Forward Purchase Agreement, (a) the FPA Seller could have, but was not obligated to, purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchased in accordance with the Forward Purchase Agreement (the “Subject Shares”). See Note 6 where the Forward Purchase Agreement is more fully described.

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Business Combination Agreement pursuant to Section 7.1(h) thereof, and abandoned the Qenta Business Combination.

In conjunction with the termination of the Business Combination Agreement, the Lock-up Agreements, Sponsor Letter Agreement, Transaction Support Agreements and Forward Purchase Agreement were also terminated in accordance with their respective terms.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The full Business Combination Agreement, Forward Purchase Agreement, related amendments and other agreements entered into or contemplated to be executed prior to closing the Qenta Business Combination were included with the Company’s Current Reports on Form 8-K filed with the SEC on November 10, 2022 and August 30, 2023.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $222,000 in its operating bank account and working capital deficit of approximately $6.8 million, inclusive of convertible note payable – related party of approximately $1.8 million.

The Company’s liquidity needs up to September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “Sponsor Note”) in the principal amount of up to $1,500,000 to the Sponsor, which was amended effective June 2023 to increase the maximum principal amount to $3,000,000 (see Note 5). As of September 30, 2023, the Company has drawn down a total of $1,767,244 and still can borrow up $1,232,756 on the Sponsor Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 15, 2024 to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations; however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by May 15, 2024, and such deadline to consummate a Business Combination is not further extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity issue, mandatory liquidation should a Business Combination not occur by the applicable deadline, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2024. There can be no assurance that the Company will be able to consummate any Business Combination by May 15, 2024.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying unaudited condensed consolidated financial statements is the determination of the fair value of derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Promissory Note —Related Party, Par Value

The Company has elected the bifurcated option to account for proceeds received during 2023 from the Convertible promissory notes with its Sponsor on June 2023. This amount is presented on the balance sheet as “Convertible Promissory Note —Related Party, Par Value.”

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended September 30,				For the Nine months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$143,528	$292,005	$327,004	$104,401	$314,296	$357,789	$6,279,071	$2,004,684
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,915,271	10,000,000	31,322,000	10,000,000	8,784,389	10,000,000	31,322,000	10,000,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.01	$0.01	$0.04	$0.04	$0.20	$0.20

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

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

Promissory Note—Related Party

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the Initial Public Offering. The aggregate amount of $131,517 was paid in full on November 15, 2021 upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

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

Convertible Promissory Notes – Related Party, Fair Value and Par Value

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of September 30, 2023, principal in the amount of $1,767,244 was outstanding, leaving $1,232,756 of borrowing capacity under the Sponsor Note.

As of September 30, 2023 and December 31, 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying condensed consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There were no changes in fair value or principal recorded during the period ended September 30, 2023.

During the period ended September 30, 2023, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of September 30, 2023, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying condensed consolidated balance sheets with a balance of $1,241,420, as of December 31, 2022, the balance was zero. 2023 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,241,420.

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $45,000 and $135,000, respectively, under this agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $28,671 and $107,490 under this agreement, respectively. As of September 30, 2023, and December 31, 2022, approximately $14,900 and approximately $106,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying unaudited condensed consolidated balance sheets.

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

The Company entered into an amended agreement with one of its underwriters (Cantor Fitzgerald) to reduce the amount of deferred underwriting fees associated with the Qenta Business Combination. Upon the successful completion of the Qenta Business Combination, the $7,896,000 deferred underwriting fee owed to Cantor Fitzgerald would have been reduced to $3,948,000.

Forward Share Purchase Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, (a) the FPA Seller could have, but was not obligated to, purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchased in accordance with the Forward Purchase Agreement (the “Subject Shares”). The Number of Shares were to equal the Subject Shares but be no more than 12,000,000 Shares. The FPA Seller agreed to not beneficially own more than 9.9% of the New Qenta Common Stock on a post-combination pro forma basis.

The Forward Purchase Agreement provided that (a) one business day following the closing of the Qenta Business Combination, New Qenta would pay to the FPA Seller, out of the Trust Account, an amount (the “Prepayment Amount”) equal to the Redemption Price per share (the “Initial Price”) multiplied by the aggregate number of Subject Shares, if any (together, the “Number of Shares”), less 10% (the “Shortfall Amount”) on the date of such prepayment. New Qenta would also deliver the FPA Seller an amount equal to the product of 500,000 multiplied by the Redemption Price to repay the FPA Seller for having purchased up to an additional 500,000 Class A ordinary shares of the Company, which would not be included in the Number of Shares or the Terminated Shares (as defined in the Forward Purchase Agreement).

From time to time and on any scheduled trading day after the closing of the Qenta Business Combination, the FPA Seller could have sold Subject Shares or Additional Shares (as defined in the Forward Purchase Agreement) at its absolute discretion in one or more transactions, publicly or privately, and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of Subject Shares and Additional Shares.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Forward Purchase Agreement had a tenure of 36 months (“Maturity Date”), after which time New Qenta would be required to purchase from the FPA Seller such number of shares equal to the Maximum Number of Shares (as defined in the Forward Purchase Agreement) less the Terminated Shares (as defined in the Forward Purchase Agreement) for consideration, settled in cash or New Qenta Common Stock, equal to the Maturity Consideration, which is the amount of (a) in the case of cash, the product of the Maximum Number of Shares less the Terminated Shares and $1.75 and (b) in the case of New Qenta Common Stock, such number of New Qenta Common Stock with a value equal to the product of the Maximum Number of Shares less the Terminated Shares and $1.75 divided by the VWAP Price of the Shares for the 30 trading days prior to the Maturity Date. In certain circumstances, the Maturity Date could have been accelerated, as described in the Forward Purchase Agreement.

The Company and Qenta agreed to pay to the FPA Seller a break-up fee equal to the sum of (i) all fees (in an amount not to exceed $75,000), plus (ii) $350,000, if the Company or Qenta were to terminate the Forward Purchase Agreement prior to the FPA Sellers purchasing shares under the agreement, other than because the Qenta Business Combination did not close, or Class A Ordinary Share redemptions were less than 80%.

The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Business Combination Agreement would be met, increasing the likelihood that the transaction would close.

In conjunction with the termination of the Business Combination Agreement, the Forward Purchase Agreement was terminated in accordance with its terms on November 8, 2023.

Shareholder Meetings, Extensions, and Redemptions

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

On October 27, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders (the “Second Shareholder Meeting”) at which the Company shareholders approved proposals to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which BCSA must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment Proposal”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment Proposal”), and (iii) permit for the issuance of Class A Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal,” and together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”). The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment Proposal, the Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and the independent directors of BCSA voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the trust account established by the Company in connection with its initial public offering with respect to the Class A Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

In connection with the vote to approve the Articles Amendment Proposals, holders of 1,481,477 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $16.2 million (approximately $10.91 per share) was removed from the Trust Account to redeem such shares. Upon payment of the redemption, and after giving effect to the Founder Share Conversion, BCSA has approximately 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having a right to request redemptions for a pro rata portion of the funds remaining in the Trust Account.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 3,593,271 and 30,000,000 Class A ordinary shares subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(274,207,726)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,986,102
Class A ordinary shares subject to possible redemption as of September 30, 2023	$38,941,590

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023, and December 31, 2022, there were 4,915,271 and 31,322,000 Class A ordinary shares issued and outstanding, of which 3,593,271 and 30,000,000 shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 7).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a 1.1111111-for-1 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 Class B ordinary shares issued and outstanding. As of September 30, 2023, and December 31, 2022, there were 10,000,000 shares issued and outstanding.

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Note 9 — Warrants

As of September 30, 2023, and December 31, 2022, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$39,041,590	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$655,500	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$28,886
Forward Purchase Agreement	$—	$—	$368,038
Convertible note – related party	$—	$—	$525,824

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$310,263,214	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$900,000	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$39,660
Forward Purchase Agreement	$—	$—	$641,567
Convertible note – related party	$—	$—	$525,824

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.

The Company values its investments held in money market accounts as Level 1 instruments, since they include investments in money market funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement to Level 1 and Level 2 measurements when the Public Warrants were separately listed and traded in January 2022. The initial fair value of the Public Warrants and Private Placement Warrants was measured at fair value using a stochastic trinomial tree model, a Level 3 Measurement. On December 31, 2022 the Public Warrants were transferred to a Level 2 Measurement, due to limited traded volume. During January 2023, the Public warrants traded at a higher volume and were measured as a Level 1 Measurement on March 31, 2023. During September 2023, on or around period end, the Public Warrants were transferred to a Level 2 measurement, due to a limited trading volume.

The estimated fair value of the Private Placement Warrants is determined using Level 3 input during the IPO of the Company in November 2021. The Company used a stochastic trinomial tree model to value the Private Placement warrants, wherein input assumptions are related to expected flat volatility, expected life, risk-free rate and dividend yield. There have been no transfers to/from levels 1, 2 or 3 for Private Placement Warrants during the reporting period ending September 30, 2023 and year ended December 31, 2022.

The Company used an intrinsic value model to determine the fair value of the Convertible note at December 31, 2022. As of September 30, 2023 and December 31, 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying condensed consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There were no changes in fair value or principle recorded during the period ended September 30, 2023.

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

For the three and nine months ended September 30, 2023, the Company recognized a gain of approximately $189,000 and $255,000, respectively, resulting from a change in the fair value of derivative liabilities, which represent changes in fair value of the Private Placement Warrants and the FPA, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain of approximately $117,000 and $9.8 million, respectively.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative Private Placement warrant liabilities:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.80	$10.24
Volatility	3.5%	1.5%
Term (years)	5	5
Risk-free rate	2.00%	2.00%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Forward Purchase Agreement derivative liabilities:

	September 30, 2023	December 31, 2022
Probability of a Business Combination Close	1.00%	1.5%
Stock price as of Valuation Date	$10.80	$10.24
Expected Stock price as of Business Combination Date	$11.45	$10.51
Risk-Free Rate	4.74%	4.18%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative liabilities	525,603
Derivative warrant liabilities at March 31, 2023	1,206,830
Change in fair value of derivative liabilities	(674,951)
Derivative warrant liabilities at June 30, 2023	531,879
Change in fair value of derivative liabilities	(135,955)
Derivative warrant liabilities at September 30, 2023	$396,924

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Change in fair value of derivative warrant liabilities	(198,300)
Derivative warrant liabilities at March 31, 2022	264,400
Change in fair value of derivative warrant liabilities	(211,520)
Derivative warrant liabilities at June 30, 2022	52,880
Change in fair value of derivative warrant liabilities	(4,957)
Derivative warrant liabilities at September 30, 2022	$47,923

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the three and nine months ended September 30, 2023, is summarized as follows:

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at March 31, 2023—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at June 30, 2023—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at September 30, 2023—Level 3 measurement	$525,824

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 27, 2023, the Company held the Second Shareholder Meeting at which the Company shareholders approved (i) the Second Extension Amendment Proposal, (ii) (the Redemption Limitation Amendment Proposal), and (iii) (the Founder Share Amendment Proposal. The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023. In connection with the Second Shareholder Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 304,712 ordinary shares of the Company to such parties in exchange for them agreeing not to redeem an aggregate of 2,031,411 public shares at the Second Shareholder Meeting.

In connection with the approval of the Founder Share Amendment Proposal, the sponsor of the Company, voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and the independent directors of BCSA voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the trust account established by the Company in connection with its initial public offering with respect to the Class A Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

In connection with the vote to approve the Articles Amendment Proposals, holders of 1,481,477 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $16.2 million (approximately $10.91 per share) was removed from the Trust Account to redeem such shares. Upon payment of the redemption, and after giving effect to the Founder Share Conversion, BCSA has approximately 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having a right to request redemptions for a pro rata portion of the funds remaining in the Trust Account.

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Business Combination Agreement pursuant to Section 7.1(h) thereof, and abandoned the Qenta Business Combination, primarily based on Qenta’s failure to (i) deliver the Closing Company Financial Statements (as defined in the Business Combination Agreement) by the applicable deadline and (ii) comply with the Financial Information Obligations specified in the First BCA Amendment. In connection with the Sponsor’s obligations in support of the Qenta Business Combination and Qenta’s failure to meet the Financial Information Obligations, Qenta delivered to the Sponsor 50 shares of Qenta common stock to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and was invested, in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. After November 15, 2023, the Company intends to maintain funds in the Trust Account in demand deposits.

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

We had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, which has been extended to May 15, 2024 as described below. If we are unable to complete a Business Combination within this Combination Period and the Combination Period is not further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

On October 27, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders (the “Second Shareholder Meeting”) at which the Company shareholders approved proposals to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which BCSA must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment Proposal”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment Proposal”), and (iii) permit for the issuance of Class A Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal,” and together with the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”). The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment Proposal, the sponsor of the Company, voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and the independent directors of BCSA voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the trust account established by the Company in connection with its initial public offering with respect to the Class A Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

In connection with the vote to approve the Articles Amendment Proposals, holders of 1,481,477 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $16.2 million (approximately $10.91 per share) was removed from the Trust Account to redeem such shares. Upon payment of the redemption, and after giving effect to the Founder Share Conversion, BCSA has approximately 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having a right to request redemptions for a pro rata portion of the funds remaining in the Trust Account.

Business Combination

As more fully described in Note 1 to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-10, on November 10, 2022, we entered into a Business Combination Agreement, with Merger Sub and Qenta Inc. The Business Combination Agreement provides for, among other things, the following transactions: (i) we will become a Delaware corporation and, in connection with the Domestication, (A) our name will be changed to “Qenta Inc.” and (B) each of our outstanding ordinary shares will become one share of common stock of New Qenta; and (ii) following the Domestication, Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

On August 24, 2023, the Company, Merger Sub, and Qenta entered into an amendment (the “First BCA Amendment”) to the Business Combination agreement, to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) until November 15, 2024. In addition, under the terms of the First BCA Amendment, Qenta agreed to deliver to the Company specified financial statements and other financial information by specified deadlines (the “Financial Information Obligations”), and the Company agreed not to exercise, but did not waive, BCSA’s Financial Statement Termination Right (as defined in the Business Combination Agreement) unless Qenta failed to comply with the Financial Information Obligations. As of November 1, 2023, Qenta failed to meet the first specified Financial Information Obligations deadline.

On August 29, 2023, the Company, Merger Sub, and Qenta entered into a second amendment (the “Second BCA Amendment”) to the Business Combination Agreement to eliminate the exclusive dealing provision applicable to the Company and to limit the exclusive dealing provision applicable to Qenta to transactions involving special purpose acquisition companies and similar “blank check” companies.

On August 24, 2023, the Company, Sponsor and Qenta entered into an amendment (the “Sponsor Letter Amendment”) to the Sponsor Letter Agreement, dated as of November 10, 2022, by and among the Company, the Sponsor and Qenta, pursuant to which the Sponsor agreed, in connection with the completion of a financing transaction between Qenta and financing parties, to transfer and assign, contingent and conditioned upon the closing of the transactions contemplated by the Business Combination Agreement, up to 3,178,000 of the Sponsor’s Class B ordinary shares of the Company (or, if converted, Class A ordinary shares) and 1,322,000 of the Sponsor’s private placement units of the Company to such financing parties or to Qenta in such amounts and proportions as designated by Qenta, provided that all transferees of such shares or units, as applicable, execute and deliver to the Company a lockup agreement in respect of such securities.

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Business Combination Agreement pursuant to Section 7.1(h) thereof, and abandoned the Qenta Business Combination, primarily based on Qenta’s failure to (i) deliver the Closing Company Financial Statements (as defined in the Business Combination Agreement) by the applicable deadline and (ii) comply with the Financial Information Obligations required by the First BCA Amendment. In connection with the Sponsor’s obligations in support of the Qenta Business Combination and Qenta’s failure to meet the Financial Information Obligations, Qenta delivered to the Sponsor 50 shares of Qenta common stock to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement.

In conjunction with the termination of the Business Combination Agreement, the Lock-up Agreements, Sponsor Letter Agreement, Transaction Support Agreements and Forward Purchase Agreement were also terminated in accordance with their respective terms.

Results of Operations

Our entire activity since June 11, 2021 (inception) up to September 30, 2023 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended September 30, 2023 we had net income of approximately $436,000 which consisted of a non-operating loss of approximately $189,000 from change in fair value of derivative liabilities, approximately $128,000 from change in fair value of forward purchase agreement and approximately $502,000 of income from investments held in the Trust Account, offset by approximately $0.3 million of general and administrative expenses and approximately $29,000 of general and administrative expenses to related party.

For the nine months ended September 30, 2023 we had net income of approximately $672,000 which consisted of approximately $255,000 in a non-operating loss from change in fair value of derivative liabilities, approximately $274,000 from change in fair value of forward purchase agreement and approximately $3 million of income from investments held in the Trust Account, offset by approximately $2.7 million of general and administrative expenses and approximately $107,000 of general and administrative expenses to related party.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2023, we had approximately $222,000 of cash in our operating bank account and a working capital deficit of approximately $6.8 million.

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of September 30, 2023 the Company has drawn down a total of $1,767,244 and still can borrow up $1,232,756 on the Sponsor Note.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 15, 2024 to consummate a Business Combination. We do not have adequate liquidity to sustain operations, however, we have access to a Working Capital Loan from our Sponsor that management believes will enable us to sustain operations until we complete our initial Business Combination. If a Business Combination is not consummated by May 15, 2024, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity issue and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 15, 2024. We intend to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any Business Combination by May 15, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Forward Purchase Agreement

In connection with the Business Combination Agreement, we entered into the Forward Purchase Agreement as more fully described in the Business Combination section and Note 6 to the condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit

10.1	Amendment No. 1 to Business Combination Agreement, dated August 22, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub, Inc. and Qenta Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023).
10.2	Amendment No. 2 to Business Combination Agreement, dated August 29, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub, Inc. and Qenta Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023).
10.3	Amendment No.1 to Sponsor Letter Agreement, dated August 22, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, Blockchain Coinvestors Acquisition Sponsors I LLC and Qenta Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: November 14, 2023	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)