Form 10-K
period 2023-12-31
Blockchain Coinvestors Acquisition Corp. I
filed 2024-04-15
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $52.3 million.

As of April 15, 2024, 13,433,794 Class A ordinary shares, par value $0.0001 per share, and zero Class B ordinary shares, par value $0.00009 per share, were issued and outstanding, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

i

EXPLANATORY NOTE

Blockchain Coinvestors Acquisition Corp. I (“we,” us,” “BCSA” or the “Company”) highlights for the reader that this Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2023 applies to that entire fiscal year. As explained in further detail in our Current Report on Form 8-K that we filed on April 9, 2024, we entered into a business combination agreement with Linqto, Inc. on April 9, 2024 (the “Linqto Business Combination Agreement”). The transactions contemplated in the Linqto Business Combination Agreement will constitute our initial business combination. Because of this, the Company’s business objectives focus have shifted from a generalized search for an acquisition target to closing under the Linqto Business Combination Agreement.

As described in this Annual Report, we amended our amended and restated memorandum and articles of association (our “Memorandum and Articles”) on February 3, 2023 to extend the date by which we must consummate a business combination from May 15, 2023 to November 15, 2023 and on October 27, 2023, to extend the date by which we must consummate a business combination from November 15, 2023 to May 15, 2024.

We describe these amendments and their impact o on our trust account and outstanding public shares in this Annual Report and in our Current Reports on Form 8-K filed on February 7, 2023 and November 2, 2023.

In connection with the Linqto Business Combination Agreement, shortly after filing this Annual Report, we intend to file a preliminary proxy statement to notify shareholders of a special meeting of stockholders to consider and vote on, among things, a proposal to amended ourMemorandum and Articles to extend the date by which we have to consummate an initial business combination. We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. We thus caution you to read this Annual Report on Form 10-K in connection with the facts described in this explanatory note.

ii

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to complete our initial business combination, including the Linqto Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as Linqto (as defined below);

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination, including our ability to satisfy applicable closing conditions;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from significant events, such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the sufficiency of and use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; and

●	our financial performance.

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

iii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Blockchain Coinvestors Acquisition Corp. I, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the holders of our Class B ordinary shares, par value $0.00009 per share, or, following the approval of the Founder Share Amendment Proposal, Class A ordinary shares, par value $0.0001 per share, that were converted from Class B ordinary shares to Class A ordinary shares in accordance with our Memorandum and Articles (“Founder Shares”).

ITEM 1. BUSINESS.

Overview

We are a blank check company incorporated on June 11, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we previously focused our search on companies in the financial services, technology and other sectors of the economy that are being enabled by emerging applications of blockchain, we may pursue an acquisition opportunity in any business, industry, sector or geographical location, as we have chosen to do in connection with the Linqto Business Combination. . Our sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware Islands limited liability company.

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

Termination of Proposed Business Combination with Qenta

On November 10, 2022, we entered into a business combination agreement (as amended, the “Qenta Business Combination Agreement”), by and among BCSA, BCSA Merger Sub, Inc., a Delaware corporation (“Qenta Merger Sub”), and Qenta Inc., a Delaware corporation (“Qenta”), which was subsequently amended on August 24, 2023 and on August 29, 2023.

On November 8, 2023, we delivered to Qenta written notice of its election to terminate the Qenta Business Combination Agreement pursuant to Section 7.1(h) thereof, since Qenta failed to perform certain obligations accordance with the Qenta Business Combination Agreement.

As a result, the Qenta Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Qenta Business Combination Agreement that by their respective terms shall survive its termination and remain in full force and effect. For more information on the proposed business combination with Qenta, the Qenta Business Combination Agreement and ancillary documents and the termination thereof, please see “Part II—Items 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Termination of Proposed Business Combination with Qenta.”

Extension of Business Combination Deadline

On February 3, 2023, we held an extraordinary general meeting (the “First Shareholder Meeting”) at which our shareholders approved a proposal to amend our Memorandum and Articles to extend the date by which we have to consummate a business combination from May 15, 2023 to November 15, 2023 (the “First Extension Amendment”). We describe the First Extension Amendment in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on December 29, 2022.

In connection with the vote to approve the First Extension Amendment shareholders elected to redeem 26,406,729 of our Class A Shares for cash at a redemption price of $10.95 per share for an aggregate redemption amount of $274.2 million, which was removed from the Trust Account to pay the redemption price of those shares. After the redemption, 4,915,271 Class A ordinary shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units, and $37.3 million remained in the Trust Account.

On October 27, 2023, we held an extraordinary general meeting in lieu of our 2023 annual general meeting of shareholders (the “Second Shareholder Meeting” and, together with the First Shareholder Meeting, the “Extension Meetings”) at which our shareholders approved proposals to amend our Memorandum and Articles to (i) extend the date by which we must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment” and together with the First Extension Amendment, the “Extensions”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment”), and (iii) permit for the issuance of Class A Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment,” and together with the Second Extension Amendment and the Redemption Limitation Amendment, the “Article Amendments”). We describe the Articles Amendments in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment our Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and our independent directors voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with our Memorandum and Articles (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the Trust Account with respect to the Class A Shares they received upon that conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

In connection with the vote to approve the Second Extension Amendment, shareholders elected to redeem 1,481,477 of our Class A Shares at a redemption price of $10.91 per share for an aggregate redemption amount of $16.2 million, which was removed from the Trust Account to r pay the redemption price for those shares. After the redemption, and after giving effect to the Founder Share Conversion, we had 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having redemption rights.

Linqto Business Combination

On April 9, 2024 we entered into a Business Combination Agreement (the “Linqto Business Combination Agreement”), by and among the Company, BCSA Merger Sub I, Inc., a Delaware corporation (“Merger Sub”), and Linqto, Inc., a Delaware corporation (“Linqto”). Upon signing, Linqto paid us a non-refundable cash payment of $1.0 million pursuant to the Linqto Business Combination Agreement.

The Linqto Business Combination Agreement and the transactions contemplated thereby were approved unanimously by the boards of directors of each of BCSA and Linqto.

The Linqto Business Combination Agreement

The Business Combination Agreement provides for, among other things, the following transactions:

●	BCSA will change its jurisdiction of incorporation from the Cayman Islands to Delaware (the “Domestication”) and change its name to a name chosen by Linqto (such entity, “New Linqto”);

●	in connection with the Domestication, each ordinary share of BCSA (each, a “BCSA Share”) that is issued and outstanding immediately prior to the Domestication will become one share of common stock of New Linqto (each, a “New Linqto Share”);

●	BCSA will solicit the holders of BCSA Public Warrants to approve an amendment to the Warrant Agreement that would cause each outstanding Public Warrant to automatically convert at the time of the Domestication into a portion of a newly issued New Linqto Share (the “Warrant Conversion”); and

●	following the Domestication, Merger Sub will merge with and into Linqto, with Linqto surviving the merger and continuing as a wholly-owned subsidiary of New Linqto (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Linqto Business Combination Agreement are referred to as the “Linqto Business Combination.”

The Company expects the Linqto Business Combination to close in the second half of 2024, following receipt of the required approvals by our shareholders and Linqto’s shareholders and the fulfillment of regulatory requirements and the completion of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Linqto Business Combination Agreement, (i) each outstanding share of common stock of Linqto will be exchanged for a number of New Linqto Shares based on an enterprise value of Linqto of approximately $700 million, subject to certain adjustments, (ii) each outstanding Company Equity Award (as defined in the Linqto Business Combination Agreement) will be converted into a comparable type of equity award in respect of New Linqto, and (iii) each outstanding Company Warrant (as defined in the Linqto Business Combination Agreement) will be converted into a warrant with respect to New Linqto Shares having the same general terms.

Representations and Warranties; Covenants

The Linqto Business Combination Agreement contains representations, warranties and covenants of each of the parties to the agreement that are customary for transactions of this type. The parties have also agreed to take all action as may be necessary or reasonably appropriate such that, as of the effective time of the Linqto Business Combination, the New Linqto board of directors will consist of up to nine directors (as determined by Linqto), which shall be divided into three classes as nearly equal in size as is practicable, with one director appointed by the Company and the remaining directors appointed by Linqto.

Conditions to Each Party’s Obligations

The obligation of the Company and Linqto to consummate the Linqto Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under applicable antitrust law, (ii) the absence of any order, law or other legal restraint prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) registering the New Linqto Shares to be issued in the Merger and the Domestication, (iv) the approvals of the Company’s shareholders, (v) the approval of Linqto’s shareholders, (vi) the approval by Nasdaq of our listing application in connection with the Business Combination, (vii) the consummation of the Domestication, and (viii) the approval by the Financial Industry Regulatory Authority (“FINRA”) of the transactions as necessary, or the expiration of the relevant time periods for FINRA review without FINRA imposing restrictions. The Linqto Business Combination Agreement also contains certain other customary closing conditions.

Termination

Each of the Company and Linqto may terminate the Linqto Business Combination Agreement for any reason.

If the Linqto Business Combination Agreement is validly terminated, none of the parties to the Linqto Business Combination Agreement will have any liability or any further obligation under the Linqto Business Combination Agreement, except in the case of willful breach or fraud (each, as defined in the Linqto Business Combination Agreement) and for customary obligations that survive the termination (such as confidentiality obligations). In the event of any termination of the Linqto Business Combination Agreement, Linqto will pay the Company a termination fee of $5,000,000 no later than 30 days following the termination of the Linqto Business Combination Agreement.

A copy of the Linqto Business Combination Agreement is filed with this Annual Report as Exhibit 2.4, and the foregoing description of the Linqto Business Combination Agreement is qualified in its entirety by reference to the full Business Combination Agreement. The Linqto Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Linqto Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Linqto Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts.

Sponsor Support Agreement

Concurrently with the execution of the Linqto Business Combination Agreement, the Company, the Sponsor and Linqto entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company’s shareholders and the meeting of the Company’s warrant holders, including approval of the Linqto Business Combination Agreement and the transactions contemplated thereby (including the Merger); (ii) forfeit to the Company for no consideration, immediately prior to the effective time of the Linqto Business Combination, (x) all Private Placement Units held by Sponsor (including the ordinary shares and warrants underlying the private placement units), and (y) a number of Founder Shares held by the Sponsor such that the Sponsor will hold no more than 4,000,000 New Linqto Shares at the Closing Date, and (iii) if the Company’s total liabilities at the closing of the Linqto Business Combination exceed $12,500,000 at the Closing Date, to pay the amount of that excess.

A copy of the Sponsor Support Agreement is filed with this Current Report on Form 8-K as Exhibit 10.1, and the foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the Full Sponsor Support Agreement.

Transaction Support Agreements

Concurrently with the execution of the Linqto Business Combination Agreement, certain shareholders of Linqto entered into Transaction Support Agreements with the Company (collectively, the “Transaction Support Agreements”), pursuant to which they have agreed to, among other things, support and vote in favor of the Business Combination Agreement (including the Merger).

A copy of the form of Transaction Support Agreement is filed with this Annual Report as Exhibit 10.15, and the foregoing description of the Transaction Support Agreements is qualified in its entirety by reference to the full Transaction Support Agreement.

New Registration Rights Agreement

Prior to the Closing Date, each of the Company, Sponsor, certain directors and officers of the Company and certain shareholders of Linqto (collectively, the “Holders”) will enter into a registration rights agreement (the “New Registration Rights Agreement”) pursuant to which, among other things, the Company will agree to file a registration statement registering the resale of shares held by the Holders no later than 30 days before the first expiration of a lock-up period under the Lock-Up Agreements signed by the Holders. The Company has also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that the Company will pay certain expenses relating to those registrations and indemnify the Holders against certain liabilities.

A copy of the form of New Registration Rights Agreement is filed with this Annual Report as Exhibit 10.16, and the foregoing description of the New Registration Rights Agreement is qualified in its entirety by reference to the full New Registration Rights Agreement.

Lock-Up Agreement

Within 30 days following the date of the Linqto Business Combination Agreement, the Company will enter into a lock-up agreement with each of Sponsor, certain directors and officers of the Company and certain shareholders of Linqto, having specified terms and conditions to be agreed by the parties to the Linqto Business Combination Agreement.

Special Committee

A special committee of independent and disinterested members of our board of directors evaluated and approved the Linqto Business Combination Agreement and the related ancillary documents, which were negotiated and recommended by management, and recommended approval on behalf of the Company by our board of directors.

Other than as specifically discussed, this Annual Report does not assume the closing of the Linqto Business Combination.

Effecting a Business Combination

After giving effect to the Extensions, we have until May 15, 2024 to complete a Business Combination (as it may be further extended, the “Combination Deadline”). If we are unable to complete a Business Combination by the Combination Deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by the Combination Deadline.

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

The Company intends to solicit the approval of its shareholders to further extend the Combination Deadline as necessary to complete the Linqto Business Combination.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial Business Combination with a company that our management and board believes has compelling potential for value creation. Given the reputation, experience and track record of our management team and board of directors, we believe we are well-positioned to identify unique opportunities within our targeted sectors. Specifically, our unique ability to source and attract business combination targets comes from our management team’s:

●	Deep and global base of relationships among the leading industry venture capital firms, executives, press, and bankers.

●	Globally recognized positions as thought leaders in the internet, financial technology, blockchain and digital currency sectors.

●	Experience with a unique collection of deal-sourcing assets, including the funds managed by the Blockchain Coinvestors fund, the Blockchain Coinvestors syndicate on AngelList, direct investments, advisory work and community building assets.

●	Track record of leading, managing or supporting investments in companies to accelerate their growth and maturation, including 300+ venture-based investments led by our team.

●	Deep and prolific experience in helping private companies prepare and manage the transition to the public markets.

●	Demonstrated ability to develop and grow companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses.

●	Sustained expertise in working with key US and European regulators and in managing highly regulated entities in the United States and Europe.

●	Numerous other examples can be drawn from our management team’s more than 90 combined years of business strategy experience, including as senior partners of some of the world’s leading strategy consulting firms serving high-profile multinational corporations.

Business Combination Criteria

Our Business Combination criteria is not limited to a particular industry or geographic sector and although we previously focused our search on companies using blockchain technologies to establish new digitized financial, investment, and payment infrastructure in addition to new decentralized marketplaces for transactions involving goods and services that range from talent and fashion to digital collectibles, and with an enterprise value of approximately $1.0 billion to $3.0 billion, we may pursue a deal below or above that range, such as our management and Board has determined to do in approving the Linqto Business Combination.

We believe the following general criteria and guidelines are important in evaluating prospective target businesses, but we may decide to consummate a Business Combination with a target business that does not meet these criteria and guidelines.

●	Compelling growth prospects. We are focused on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential.

●	Benefit from access to public markets. We intend to pursue a company that will benefit from having public markets available to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet.

●	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or build the team over time if needed.

●	Proven products and revenue. We will seek to identify businesses that we believe have market-proven products or service and revenue, and that are reinvesting cash flow to propel growth.

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

The time required to complete the Linqto Business Combination, or any alternative initial Business Combination, and the total costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we do not complete the Linqto Business Combination and seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which the officer or director has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, the officer or director will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our shareholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-Business Combination.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of Exchange Act are filed with the Securities Exchange Commission (the “SEC”). Our website provides additional information regarding the Company. Our website address is www.blockchaincac1.com. Information contained on or accessible through our website is not a part of this Annual Report.

ITEM 1.A. RISK FACTORS.

SUMMARY RISK FACTORS

Below is a summary of the principal factors that make an investment in Blockchain Coinvestors Acquisition Corp. I speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described in this summary and the section below titled “Risk Factors,” together with the other information contained in this Report. The occurrence of one or more of the events or circumstances described below, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	The Linqto Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of our control.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

●	The ability of our Public Shareholders to redeem their shares for cash has impacted our financial condition and may make it difficult for us to complete a Business Combination.

●	Our independent registered public accounting firm’s report expresses substantial doubt about our ability to continue as a “going concern.”

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate and we would redeem our public shares and liquidate, in which case our Public Shareholders may only receive $10.95 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by an outbreak outbreak of infectious diseases and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

●	If a Public Shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The SEC has issued proposed rules to regulate special purpose acquisition companies that could increase our costs and the time needed to complete a Business Combination.

●	We might not be able to complete an initial Business Combination if it is subject to review by a U.S. or non U.S. government entity or ultimately prohibited.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We have identified material weaknesses in our internal control over financial reporting, and if we fail to remediate these weaknesses or to develop and maintain an effective system of controls, we may not be able to produce timely and accurate financial statements.

●	We may be a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

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

The proposed Linqto Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of our control.

On April 9, 2024, we entered into the Linqto Business Combination Agreement with Merger Sub and Linqto. The Linqto Business Combination Agreement provides for the merger of Merger Sub with and into Linqto, with Linqto surviving the Merger as our wholly owned subsidiary. Completion of the Merger is subject to customary closing conditions, some of which are beyond our control. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Linqto Business Combination Agreement. Therefore, our ability to consummate the Linqto Business Combination is dependent on a variety of factors and may not be completed or may not be completed as timely as expected. In addition, we and Linqto can each terminate the Linqto Business Combination Agreement at any time for any reason. Linqto has agreed that in the event of any termination of the Linqto Business Combination Agreement, Linqto will pay us $5.0 million cash, which may not be able to fully fund the liabilities we have incurred in connection with our search for a business combination partner and our attempts to close the Linqto Business Combination.

Failure to complete the Linqto Business Combination could adversely affect our business and the market price of our ordinary shares in a number of ways, including (a) the market price of our ordinary shares may decline to the extent that the current market price reflects an assumption that the Linqto Business Combination will be consummated; and (b) we have incurred, and will continue to incur, significant expenses for professional services in connection with the Linqto Business Combination for which we will have received little or no benefit if the Linqto Business Combination is not consummated.

In the event that the Proposed Business Combination were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the Linqto Business Combination were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the Proposed Business Combination, or would or would not result in a reduction in the value of our public shares.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

After giving effect to the redemptions completed in connection with the Extensions, our initial shareholders collectively beneficially own approximately 84.3% of our issued and outstanding ordinary shares. As a result, our initial shareholders have sufficient voting power to approve the Linqto Business Combination, or any potential alternative Business Combination, without any public shares being voted in favor of such Business Combination. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and executive officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any Public Shares held by them in favor of our initial Business Combination. Our initial shareholders own, on an as-converted basis, 84.3% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our Memorandum and Articles provide that, if we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. As a result, we would not need any of the 2,111,794 public shares sold in the Initial Public Offering and outstanding as of April 15, 2024 to be voted in favor of an initial Business Combination at the meeting to have our initial Business Combination approved.

Our independent registered public accounting firm’s report expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had approximately $96,000 of cash in our operating bank account and approximately $6.0 million of working capital deficit. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our proposed initial Business Combination with Linqto.

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

Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. We cannot assure you that any efforts to raise capital (if required) or to consummate an initial Business Combination (including the current proposed Linqto Business Combination) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, such as the Business Combination Agreement with Linqto, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

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

The requirement that we consummate our initial Business Combination by the Combination Deadline may give potential target businesses leverage over us in negotiating and closing a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the Combination Deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate our initial Business Combination by the Combination Deadline. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. Finally, these risks also apply to our efforts to close the Linqto Business Combination before this deadline.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by an outbreak outbreak of infectious diseases and the status of debt and equity markets.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the global outbreak of COVID-19 during 2020 adversely affected the economies and financials markets worldwide. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which pandemics, epidemics, outbreaks or other public health events impact our ability to consummate our initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. In the event a future disruption posed by pandemics, epidemics or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by a pandemic, epidemics, outbreak and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate our initial Business Combination by the Combination Deadline, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination by the Combination Deadline, which is currently May 15, 2024 and which we may extend, subject to applicable regulatory and legal requirements. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of infectious diseases and other events such as terrorist attacks or natural disasters may negatively impact businesses we may seek to acquire.

If we have not consummated our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Memorandum and Articles provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, based on the approximate amount in trust following redemptions completed in connection with the Extensions, our Public Shareholders may receive only $10.95 per share, or less than $10.95 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.95 per public share” and other risk factors herein.

We may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time.

While it is not currently contemplated in the Linqto Business Combination, in connection with our initial Business Combination, we may issue shares to investors in private placement transactions at a price of $10.00 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-Business Combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial Business Combination, which is currently contemplated in the Linqto Business Combination Agreement, and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, if we do not complete the Linqto Business Combination fewer attractive alternative targets may be available to consummate an initial Business Combination.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

If we do not complete the Linqto Business Combination, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we would seek to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of alternative target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation would give others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, based on the approximate amount in trust following the redemptions completed in connection with the Extensions, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.95 per Public Share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for 36 months following the closing of the Initial Public Offering (which is the latest we could extend the Combination Deadline), it could limit the amount available to fund our search for an alternative target business or businesses, if applicable, and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only approximately $1,300,000 (including for the payment of director and officer liability insurance premiums) was made available to us outside the Trust Account to fund our working capital requirements. As of December 31, 2023, approximately $96,000 of cash remained in our operating bank account. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to continue to operate at least until our Combination Deadline of May 15, 2024 and potentially until November 15, 2024; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.95 per Public Share, based on the approximate amount in trust following the redemptions completed in connection with the Extensions, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.95 per Public Share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.95 per Public Share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial Business Combination by the Combination Deadline, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.95 per Public Share held in the Trust Account following the redemptions completed in connection with the Extensions, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims.

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

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by shareholders may be less than $10.95 per share.

We might invest all or a portion of the net proceeds deposited in the Trust Account in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced further following the redemptions completed in connection with the Extensions as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.95 per share.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination by the Combination Deadline, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. We are aware of litigation against other special purpose acquisition companies asserting that notwithstanding the foregoing, the entity should be considered an investment company.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

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

If we have not consummated an initial Business Combination by the Combination Deadline, our Public Shareholders may be forced to wait beyond the Combination Deadline before receiving the redemption payment from our Trust Account.

If we have not consummated an initial Business Combination by the Combination Deadline, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Memorandum and Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Memorandum and Articles, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our Memorandum and Articles. Our Memorandum and Articles provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such as in the case with the Linqto Business Combination, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Memorandum and Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Memorandum and Articles authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.00009 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of April 15, 2024, following the redemptions completed in connection with the Extensions, there were 486,586,206 and 50,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination as described in our Memorandum and Articles. As of the date of this Annual Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of certain anti-dilution provisions. However, our Memorandum and Articles provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our Memorandum and Articles, like all provisions of our Memorandum and Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our Memorandum and Articles do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates.

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

In order to effectuate an initial Business Combination, we have, in the recent past, amended our Memorandum and Articles. We cannot assure you that we will not seek to further amend our Memorandum and Articles or other instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, we amended our Memorandum and Articles to implement the Extensions. Other blank check companies have amended the definition of Business Combination, increased redemption thresholds, and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Memorandum and Articles requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our Memorandum and Articles require we provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Memorandum and Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Memorandum and Articles that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Memorandum and Articles to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Memorandum and Articles provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein), may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Memorandum and Articles governing (i) the appointment or removal of directors and (ii) continuation of the company in a jurisdiction outside the Cayman Islands, in each case prior to our initial Business Combination, may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, 84.3% of our ordinary shares following the redemptions completed in connection with the Extensions, will participate in any vote to amend our Memorandum and Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles which govern our pre-Business Combination behavior more easily than some other blank check companies and potentially without any votes cast in favor of such amendments by our Public Shareholders, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our Memorandum and Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per public share, or less in certain circumstances, on the liquidation of our Trust Account, based on the approximate amount in trust following the completion of redemptions in connection with the Extensions, and our warrants will expire worthless.

We cannot ascertain the capital requirements for any particular transaction until we make a final decision regarding a Business Combination. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.95 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

The SEC has recently adopted new rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination and may constrain the circumstances under which we could complete our initial business combination.

On January 24, 2024, the SEC adopted new rules (the “SPAC Rules”), relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

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

For example, CFIUS is an interagency committee authorized to review certain transactions involving acquisitions and investments by foreign persons in U.S. businesses in order to determine the effect of such transactions on the national security of the United States. If our Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, which we currently do not believe the Linqto Business Combination does, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after Closing. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of the acquired U.S. business if we had proceeded without first obtaining CFIUS clearance.

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

Moreover, if applicable, the process of government review, whether by CFIUS, the SEC, the FTC or otherwise, could be lengthy. If we cannot complete the Linqto Business Combination by December 31, 2024 because a regulatory review or approval process extends beyond such timeframe, we fail to obtain any required approvals within the requisite time period or because the proposed Business Combination is ultimately prohibited by a U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our Public Shares if we have not consummated an initial business by the Combination Deadline, subject to applicable law and as further described herein. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by the Combination Deadline, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq or certain other exchanges, our securities would not qualify as covered securities under the statute, and we may be subject to regulation in each state in which we offer our securities.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Memorandum and Articles will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We may pursue Business Combination opportunities in any sector, except that we will not, under our Memorandum and Articles, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Because our Trust Account contained approximately $10.95 per Class A ordinary share following completion of redemptions in connection with approval of the Extensions, Public Shareholders may be more incentivized to redeem their Public Shares at the time of our initial Business Combination.

Our Trust Account contained approximately $10.95 per Class A ordinary share following the redemptions completed in connection with the Extensions. However, Public Shareholders may have paid less than this amount for their Class A ordinary shares. As a result of the additional funds that could be available to Public Shareholders upon redemption of Public Shares, our Public Shareholders may be more incentivized to redeem their Public Shares and not to hold those Class A ordinary shares through our initial Business Combination. A higher percentage of redemptions by our Public Shareholders could make it more difficult for us to complete our initial Business Combination.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, approximately 75.9% of our issued and outstanding ordinary shares following the redemptions completed in connection with the Extensions (not including the private placement shares). Accordingly, they may exert a substantial influence on or control actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles. In addition, the Founder Shares, all of which are held by our initial shareholders, will (i) entitle the holders to elect all of our directors prior to our initial Business Combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares voted at a general meeting), entitle the holders to ten votes for every founder share. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our Memorandum and Articles may only be amended by a special resolution passed by not less than 90% of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. As a result, you will not have any influence over the appointment of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

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

We offered our Units at an offering price of $10.00 per unit and the amount in our Trust Account, following the redemptions completed in connection with the Extensions, is approximately $10.95 per Public Share, implying a value of $10.95 per Public Share. However, prior to the Initial Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination, assuming that our equity value at that time is $11.9 million, which is the amount we would have for our initial Business Combination in the Trust Account after payment of $11.3 million of deferred underwriting commissions, assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $0.89 per share upon consummation of our initial Business Combination, which would be a 91.4% decrease as compared to the implied value per Public Share of $10.95 following the redemptions completed in connection with the Extensions and an 91.1% decrease as compared to the initial implied value per Public Share of $10.00 (the price per Unit in the Initial Public Offering).

Public Shares	2,111,794
Founder Shares	10,000,000
Private placement shares	1,322,000
Total shares	13,433,794
Total funds in Trust Account at 12/31/23	$23,226,984
Current implied value per Public Share	$10.95
Total funds in Trust Account (12/31/23) net of Deferred Underwriting Comp	$11,946,984
Implied value per share upon consummation of initial Business Combination	$0.89

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

The Linqto Business Combination Agreement contemplates that we will solicit the holders of our Public Warrants to amend the warrant agreement such that each Public Warrant will automatically convert into a fraction of a newly issued New Linqto Share immediately after the Domestication. The fraction of a New Linqto Share into which a Public Warrant would convert has not been determined, but it could be less than some holders would feel is appropriate; nevertheless, those holders would be forced to have their Public Warrants convert at that price if holders of at least 65% of the Public Warrants approve the amendment to the warrant agreement.

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

Our corporate affairs will be governed by our Memorandum and Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less prescriptive body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Our Memorandum and Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Memorandum and Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Memorandum and Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Memorandum and Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Memorandum and Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Memorandum and Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Memorandum and Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Provisions in our Memorandum and Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Memorandum and Articles will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We will need to seek to further extend the Combination Deadline, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company.

We will need seek to further extend the Combination Deadline in order to consummate the Linqto Business Combination. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

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

Only holders of our Founder Shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

In addition, our Sponsor, our officers, and our directors are and may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders or in which they hold a direct or indirect investment. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we have not been specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

Our Sponsor and initial shareholders hold 10,000,000 Founder Shares, for which they paid $25,000, or $0.003 per share. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 1,322,000 Private Placement Units, at a price of $10.00 per unit. If we do not consummate an initial Business Combination by the Combination Deadline, the warrants included in the Private Placement Units, and likely the shares included in the Private Placement Units, will expire worthless.

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

We have identified a material weakness in our internal control over financial reporting, and if we fail to remediate these weaknesses or to develop and maintain an effective system of controls, we may not be able to produce timely and accurate financial statements.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The identified material weakness relates to the accounting for prepaid assets, accrued expense liabilities, and net income, and it necessitated a restatement of our Quarterly Reports on Form 10-Q for March 30, 2023, June 30, 2023, and September 30, 2023, that we filed with the SEC on May 19, 2023, August 14, 2023, and November 14, 2023, respectively. This restatement is described in Note 2 to our consolidated financial statements that you can find elsewhere in this Form 10-K.

Management and our board of directors are reviewing the material weakness and developing a plan to remediate it and to enhance our overall control environment. In order to maintain and improve the effectiveness of our internal control over financial reporting, we will expend significant resources, including accounting-related costs and significant management oversight. We may also face risks in connection with the restatement itself, including potential litigation and possible adverse effects on investor confidence in our financial reporting.

Designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we intend to take may not fully address the material weakness that we have identified, and we may identify other material weaknesses in our internal control over financial reporting in the future. Any failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in another restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction, which is what the Linqto Business Combination contemplates. The transaction may cause a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in any other jurisdictions in which the shareholder or warrant holder is subject to tax. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. On December 27, 2022, the U.S. Department of the Treasury (the “Treasury”) issued a notice that it intends to publish proposed regulations addressing the application of the excise tax (the “Notice”). To provide taxpayers with interim guidance, the Notice describes certain rules upon which taxpayers are generally entitled to rely until publication of the proposed regulations.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1.C. CYBERSECURITY

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial Business Combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. See “Item 1.A. – Risk Factors – Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.”

We have not encountered any cybersecurity threats or incidents since our initial public offering.

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

Holders

As of April 15, 2024, there were three holders of record of our Units, six holders of record of our separately traded Class A ordinary shares, no holders of record of our Class B ordinary shares, and two holders of record of our redeemable warrants.

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

Our Sponsor is Blockchain Coinvestors Acquisition Sponsors I LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on November 9, 2021. On November 15, 2021, we consummated our Initial Public Offering of 30,000,000 Units, including 3,900,000 additional Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, and incurring offering costs and expenses of $17.8 million, including $11.3 million of deferred underwriting commissions.

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

We had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, which has been extended to May 15, 2024 (as it may be further extended, the “Combination Deadline”) as described below. If we are unable to complete a Business Combination by this Combination Deadline and the Combination Deadline is not further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by the Combination Deadline.

Shareholder Meetings, Extensions, and Redemptions

On February 3, 2023, we held an extraordinary general meeting at which our shareholders approved a proposal to amend our Company’s Memorandum and Articles to extend the date by which we have to consummate a business combination from May 15, 2023 to November 15, 2023. We describe the First Extension Amendment in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on December 29, 2022.

In connection with the vote to approve the First Extension Amendment, shareholders elected to redeem 26,406,729 of our Class A ordinary shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of $274.2 million, which has been removed from the Trust Account to pay the redemption price of those shares. After the redemption, 4,915,271 Class A ordinary shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units and $37.3 million remained in the Trust Account.

On October 27, 2023, we held an extraordinary general meeting in lieu of our 2023 annual general meeting of shareholders at which our shareholders approved proposals to amend our Memorandum and Articles to (i) extend the date by which we must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by our board of directors in its sole discretion, (ii) eliminate the limitation that we may not redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination, and (iii) permit the issuance of Class A Shares to holders of Founder Shares upon such holder exercising its right to convert its Founder Shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination. We describe the Articles Amendments in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment, our Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and our independent directors voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association. The Sponsor and the independent directors waived any right to receive funds from the Trust Account with respect to the Class A Shares they received upon that conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

In connection with the vote to approve the Article Amendments, shareholders elected to redeem 1,481,477 of our Class A Shares at a redemption price of $10.91 per share for an aggregate redemption amount of $16.2 million, which was removed from the Trust Account to pay the redemption price for those shares. After the redemption, and after giving effect to the Founder Share Conversion, we had 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having redemption rights.

Termination of Proposed Business Combination with Qenta

As more fully described in Note 1 to the consolidated financial statements that you can find elsewhere in this Form 10-K, on November 10, 2022, we entered into the Qenta Business Combination Agreement with Qenta Merger Sub and Qenta. The Qenta Business Combination Agreement provided for, among other things, the following transactions: (i) we would become a Delaware corporation and, in connection with the Domestication, (A) our name would be changed to “Qenta Inc.” (“New Qenta”) and (B) each of our outstanding ordinary shares would become one share of common stock of New Qenta; and (ii) following the Domestication, Qenta Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

Concurrently with the execution of the Qenta Business Combination Agreement, (i) the Company, Sponsor and Qenta entered into a Sponsor Letter Agreement dated November 10, 2022 (as amended, the “Qenta Sponsor Letter Agreement”), (ii) the Company entered into Transaction Support Agreements (the “Qenta Transaction Support Agreements”) with certain shareholders of Qenta, and (iii) the Company, Sponsor, the directors and officers of the Company and certain shareholders of Qenta entered into a lock-up agreement (the “Qenta Lock-Up Agreements”).

Concurrently with the execution of the Qenta Business Combination Agreement, BCSA we also entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5, a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in our Sponsor. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Qenta Business Combination Agreement would be met, increasing the likelihood that the transaction would close.

On August 24, 2023, the Company, Qenta Merger Sub, and Qenta entered into an amendment (the “First Qenta BCA Amendment”) to the Qenta Business Combination agreement, to, among other things, extend the Termination Date (as defined in the Qenta Business Combination Agreement) until November 15, 2024. In addition, under the terms of the First Qenta BCA Amendment, Qenta agreed to deliver to the Company specified financial statements and other financial information by specified deadlines (the “Financial Information Obligations”), and the Company agreed not to exercise, but did not waive, BCSA’s Financial Statement Termination Right (as defined in the Qenta Business Combination Agreement) unless Qenta failed to comply with the Financial Information Obligations. As of November 1, 2023, Qenta failed to meet the first specified Financial Information Obligations deadline.

On August 29, 2023, the Company, Merger Sub, and Qenta entered into a second amendment (the “Second Qenta BCA Amendment”) to the Qenta Business Combination Agreement to eliminate the exclusive dealing provision applicable to the Company and to limit the exclusive dealing provision applicable to Qenta to transactions involving special purpose acquisition companies and similar “blank check” companies.

On August 24, 2023, the Company, Sponsor and Qenta entered into an amendment (the “Qenta Sponsor Letter Amendment”) to the Qenta Sponsor Letter Agreement, pursuant to which the Sponsor agreed, in connection with the completion of a financing transaction between Qenta and financing parties, to transfer and assign, contingent and conditioned upon the closing of the transactions contemplated by the Qenta Business Combination Agreement, up to 3,178,000 of the Sponsor’s Class B ordinary shares of the Company (or, if converted, Class A ordinary shares) and 1,322,000 of the Sponsor’s private placement units of the Company to such financing parties or to Qenta in such amounts and proportions as designated by Qenta, provided that all transferees of such shares or units, as applicable, execute and deliver to the Company a lockup agreement in respect of such securities.

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Qenta Business Combination Agreement pursuant to Section 7.1(h) thereof, and abandoned the Qenta Business Combination (“The Qenta Termination”), primarily based on Qenta’s failure to (i) deliver the Closing Company Financial Statements (as defined in the Qenta Business Combination Agreement) by the applicable deadline and (ii) comply with the Financial Information Obligations required by the First Qenta BCA Amendment. As a result of The Qenta Termination, the Sponsor received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Qenta Business Combination Agreement. The Company has recorded the estimated Fair Value of the Qenta Shares as an investment on its Balance Sheet and as termination income on its Statement of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807.

In conjunction with the termination of the Qenta Business Combination Agreement, the Qenta Lock-up Agreements, Qenta Sponsor Letter Agreement, Qenta Transaction Support Agreements and the Forward Purchase Agreement were also terminated in accordance with their respective terms.

Subsequent Event

On April 9, 2024, we entered into an agreement to consummate a business combination with Linqto, which we describe in greater detail under “ITEM 1. BUSINESS – Linqto Business Combination.”

Results of Operations

Our entire activity since June 11, 2021 (inception) up to December 31, 2023 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the year ended December 31, 2023, we had net income of approximately $6.0 million which consisted of a non-operating gain of approximately $158,000 from change in fair value of derivative liabilities, approximately $4.1 million of termination fee income, approximately 36,000 from an expense related to a non-redemption agreement, approximately $642,000 from change in fair value of forward purchase agreement and approximately $3.3 million of income from investments held in the Trust Account, offset by approximately $2.0 million of general and administrative expenses and approximately $119,000 of general and administrative expenses to related party.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2023, we had approximately $96,000 of cash in our operating bank account and a working capital deficit of approximately $6.0 million.

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

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Sponsor Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the Initial Public Offering. The aggregate amount of $131,517 was paid in full on November 15, 2021 upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of December 31, 2023, principal in the amount of $2,017,244 was outstanding, leaving $982,756 of borrowing capacity under the Sponsor Note.

As of December 31, 2023 and 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the consolidated statement of operations for the year ended December 31, 2022. There were no changes in fair value or principal recorded during the year ended December 31, 2023.

During the period ended December 31, 2023, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of December 31, 2023, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying consolidated balance sheets with a balance of $1,491,420, as of December 31, 2022, the balance was zero. 2023 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,491,420.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 15, 2024 to consummate a Business Combination. We do not have adequate liquidity to sustain operations, however, we have access to a Working Capital Loan from our Sponsor that management believes will enable us to sustain operations until we complete our initial Business Combination. If a Business Combination is not consummated by May 15, 2024, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity issue and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 15, 2024. In connection with the Linqto Business Combination Agreement, shortly after filing this Annual Report, we intend to file a preliminary proxy statement to notify shareholders that we plan to hold a special meeting of shareholders to consider and vote on, among things, a proposal to amended our Memorandum and Articles to extend the date by which we have to consummate an initial business combination from May 15, 2024 to November 15, 2024. However, there can be no assurance that we will be able to consummate any Business Combination within the prescribed time frame.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering, we entered into an agreement to pay our Sponsor a total of $15,000 per month for secretarial and administrative services and office space provided to members of our management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Our Sponsor, executive officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

The Company entered into an amended agreement with one of its underwriters (Cantor Fitzgerald) to reduce the amount of deferred underwriting fees associated with the Qenta Business Combination. Upon the successful completion of the Qenta Business Combination, $7,896,000 deferred underwriting fee owed to Cantor Fitzgerald would have been reduced to $3,948,000. On November 8, 2023, the Qenta Business Combination, and all such related agreements to the Business Combination, were terminated.

Forward Purchase Agreement

In connection with the Qenta Business Combination Agreement, we entered into the Forward Purchase Agreement as more fully described in the Termination of Proposed Business Combination with Qenta above and Note 7 to the consolidated financial statements that you can find elsewhere in this Form 10-K. On November 8, 2023, the Qenta Business Combination, and all such related agreements to the Business Combination, were terminated.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding the valuation of derivative liabilities, convertible note -related party and equity investments in other companies, we have not identified any critical accounting estimates (See Note 11).

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, specifically related to the accounting for prepaid assets, accrued expense liabilities, and net income. This necessitated a restatement of our Quarterly Reports on Form 10-Q for March 30, 2023, June 30, 2023, and September 30, 2023, that we filed with the SEC on May 19, 2023, August 14, 2023, and November 14, 2023, respectively. This restatement is described in Note 2 to the consolidated financial statements that you can find elsewhere in this Form 10-K. These matters constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION.

None.

ITEM 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Directors
Matthew C. Le Merle	62	Managing Director, Chairman of the Board
Lou Kerner	62	Managing Director, Chief Executive Officer and Director
Gary Cookhorn	65	Director
Rebecca Macieira-Kaufmann	59	Director
Colin Weil	57	Director

Executive Officers
Mitchell Mechigian	30	Chief Financial Officer
Alison Davis	62	Managing Director

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

Gary Cookhorn has served as a director since November 9, 2021. Mr. Cookhorn is an experienced finance and investment industry professional. His career has spanned finance, strategy, and operations in both the private and public sector. Mr. Cookhorn is currently a member of Health2047 Capital Partners, a venture capital firm focused on investing in U.S.-based healthcare startups, including those with promising artificial intelligence, data connectivity and other technology-related solutions. He helped to set up and subsequently became a member of Health2047 Capital Partners after joining Health2047 Inc., a healthcare focused innovation arm of the American Medical Association, where he served as Chief Financial Officer. Before joining Health2047 Inc., Mr. Cookhorn was a managing director at Fortress Investment Group (“Fortress”), a highly diversified global investment management firm. At Fortress, Mr. Cookhorn was involved in client-relationship management and several special projects, including helping to establish Pantera Capital, a blockchain-related investment firm. Earlier in his career, Mr. Cookhorn worked as Finance chief at the New York headquarters of UNFPA, a division of the United Nations Development Programme and later headed the World Bank’s Loan Services Group in Washington, D.C., where he was responsible for financial operations and client services relating to the World Bank’s loan portfolio. He helped establish an operational center for the bank in Chennai, India. Mr. Cookhorn is an active personal investor and was a pre-IPO investor in Palantir (NYSE: PLTR), amongst other investments. Mr. Cookhorn sits on the board of Renaissance Entrepreneurship Center, the advisory board of BizWorld and the board of Accountability Counsel, three non-profit organizations in the San Francisco Bay Area. Mr. Cookhorn received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.Sc. in Chemistry from Kings College, University of London. We believe Mr. Cookhorn is qualified to serve on our board of directors due to his deep knowledge in finance.

Rebecca Macieira-Kaufmann has served as a director since November 9, 2021. Ms. Macieira-Kaufmann is a seasoned CEO with broad leadership experience in sales, marketing, risk management, and international business operations. She draws on deep expertise in the financial services industry and has a demonstrated track record of leading highly successful business turnarounds, scaling new businesses, and expanding operations globally. She is the founding member of the RMK Group, LLC, an advisory and consulting service focused on fintech, digital currency and payment systems, which was formed in June 2020. Previously, she served in various senior leadership roles at Citibank from 2008 until June 2020 and at Wells Fargo from 1996 until 2008. Ms. Macieira-Kaufmann previously served as a non-executive director of Flutterwave, a provider of commercial financing and mobile payment services, from February 2022 to February 2023, on the board of the Jewish Senior Living Group, on the board of Revolut USA, a global financial technology company, from October 2020 to June 2022, and as a chair of the board of Banamex USA/Servicing Inc. from April 2016 to March 2020 and as a director from 2013 to 2020. She also has served on the advisory board of DigitalDX Ventures, a majority women-owned impact fund focused on leveraging AI and big data to solve global health issues, since February 2021, as an advisor to Notabene, a privacy-preserving compliance platform for digital currency companies, since December 2020, and as the Growth Advisory Council of Duco, which provides data management for financial services firms, from September 2020 until August 2021. She also is an advisor to Banyan and Kapitalwise along with multiple other companies. In addition, Ms. Macieira-Kaufmann serves as interim Chair of the Audit Committee of the San Francisco Symphony Board of Governors and as a director of Everest Consolidator (Nasdaq: MNTN). Ms. Macieira-Kaufmann received her B.A. in semiotics from Brown University and an MBA from Stanford Graduate School of Business, and was a Fulbright Scholar at the University of Helsinki. We believe Ms. Macieira-Kaufmann is qualified to serve on our board of directors due to her deep regulatory experience and network in the financial services sector.

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

Alison Davis is a Managing Director. She and Mr. Le Merle founded and have managed Blockchain Coinvestors since inception and have participated in, advised and sourced opportunities in internet, fintech and blockchain for over 20 years. Ms. Davis has served as a Manager of the General Partner and the Investment Manager of Blockchain Coinvestors since its founding. Additionally, Ms. Davis has served as a Managing Partner of Fifth Era, LLC since 2014 and Keiretsu Capital Blockchain Fund Manager, LLC since January 2018. Ms. Davis and Mr. Le Merle co-wrote the book “Blockchain Competitive Advantage.” Ms. Davis has served as a director of Collibra since October 2019, SVB Financial Group (parent of Silicon Valley Bank) since May 2020, Pacaso since July 2021 and Kraken since March 2023. She is the Chair of the Advisory Board for Blockchain Capital LLC, and an advisor to Bitwise Asset Management Inc. Previously, Ms. Davis served as a director of Fiserv, Janus Henderson Group, City National Bank, Diamond Foods, First Data Corporation, Ooma Inc., Royal Bank of Scotland (now NatWest Group), Unisys Corporation, and Xoom Corporation and was the Chair of LECG Corporation. She has also been a director of multiple private companies. Ms. Davis was previously the Managing Partner of Belvedere Capital Partners LLC, a regulated bank holding company and private equity firm focused on investing in U.S. banks and financial services firms where she worked closely with the Federal Reserve, the OCC, the FDIC and various state banking regulators. Earlier in her career, Ms. Davis served as the Chief Financial Officer of Barclays Global Investors Corp. (now BlackRock Inc.). She also spent 14 years as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, and as a practice leader with A.T. Kearney where she built and led the global Financial Services Practice. Ms. Davis is also active in the community supporting non-profits and social enterprises as a board director, fundraiser and volunteer. She has been named a “Most Influential Women in Business” multiple times by the San Francisco Business Times. Ms. Davis received a B.A. Honors and a Master’s in Economics from Cambridge University in England, and an MBA from the Stanford Graduate School of Business after completing the first-year at Harvard University. Ms. Davis is currently married to Matthew C. Le Merle, one of our Managing Directors and Chair of our board of directors. We believe that we will benefit greatly from Ms. Davis’s regulatory expertise, extensive experience in the financial services industry and serving on public company boards (including as audit chair), experience overseeing acquisitions by public companies, and her deep network of relationships across the blockchain ecosystem.

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

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members and is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our Memorandum and Articles may only be amended by a special resolution passed by not less than 90% of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, a majority of the holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Memorandum and Articles as it deems appropriate. Our Memorandum and Articles provide that our officers may consist of a Chairperson, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has four standing committees-an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, a nominating and corporate governance committee, and a special committee, each of which include only independent directors.

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

Special Committee

The members of our special committee are Gary Cookhorn, Rebecca Macieira-Kaufmann, and Colin Wiel. The primary purpose of the special committee is to oversee the process for evaluating the merits and structure of the an initial Business Combination, including, without limitation, reviewing and evaluating the terms and conditions of such transaction and any alternatives thereto, (ii) approve the forms, terms and conditions of all definitive documentation relating to an initial Business Combination, (iii) determine, with the assistance of its advisors, whether a proposed initial Business Combination transaction is fair to, and in the best interests of, the Company and its stockholders, and, if so, to recommend that our board of directors approve the terms and conditions of any such transaction; and (iv) recommend to the full board of directors what actions, if any, should be taken by the board of directors with respect to the transaction.

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

Clawback Policy

Our Board of Directors has approved the adoption of an Executive Compensation Clawback Policy (the “Clawback Policy”), effective from October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in the Nasdaq rules (the “Final Clawback Rules”).

In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

Our Clawback Policy shall be administered by our Board of Directors and/or our Compensation Committee, and Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances, including if it determines that recovery would be impracticable. The full text of our Clawback Policy is included as Exhibit 97.1 to this Annual Report.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Memorandum and Articles will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Memorandum and Articles. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Conflicts of Interest

Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Memorandum and Articles or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which the officer or director has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, the officer or director will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Lou Kerner	Blockchain Coinvestors, LP	Investment	Partner

Matthew C. Le Merle	Blockchain Coinvestors, LP Fifth Era, LLC Keiretsu Capital, LLC Concept Art House Universal Protocol Alliance Securitize (Europe)	Investment Investment Investment Digital Entertainment Coalition of Blockchain Companies Digital Asset Platform	Managing Partner Managing Partner Managing Partner Chair Chair Chair

Mitchell Mechigian	Blockchain Coinvestors Fund Manager, LLC	Investment	Chief of Staff
	Blockchain Coinvestors Sponsors I, LLC	Investment	Advisor

Alison Davis	Blockchain Coinvestors, LP Fifth Era, LLC Keiretsu Capital, LLC Silicon Valley Bank Collibra Pacaso Inc. Kraken	Investment Investment Investment Financial Services Technology Real Estate Technology Cryptocurrency	Managing Partner Managing Partner Managing Partner Director Director Director Director

Colin Wiel	Mynd Management Wildlife Works Carbon Rainforest Capital Management	Real Estate Management Non-Profit Non-Profit	Founder, Chair Director Advisor

Gary Cookhorn	Health2047 Capital Partners BizWorld Accountability Counsel	Investment Non-Profit Non-Profit	Member Advisor Director

Rebecca Macieira-Kaufmann	San Francisco Symphony RMK Group, LLC Everest Consolidator	Non-Profit Advisory Investment	Director Member Director

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

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our Memorandum and Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Units will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, but in the case of the Linqto Business Combination, we have elected not to do so. In the event we do not complete the Linqto Business Combination and seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

If we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and directors and officers have agreed to vote their Founder Shares and Public Shares in favor of our initial Business Combination. After giving effect to the redemptions completed in connection with the Extensions, our initial shareholders collectively beneficially own approximately 84.3% of our issued and outstanding ordinary shares. As a result, our initial shareholders have sufficient voting power to approve the Linqto Business Combination, or any potential alternative initial Business Combination, without any public shares being voted in favor of such Business Combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information available to us at April 15, 2024 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 15, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares
Blockchain Coinvestors Acquisition Sponsors I LLC (our Sponsor)	11,172,000		83.2%
Matthew C. Le Merle	11,172,000	(3)	83.2%
Lou Kerner	11,172,000	(3)	83.2%
Alison Davis	11,172,000	(3)	83.2%
Colin Wiel	50,000		*
Gary Cookhorn	50,000		*
Rebecca Macieira-Kaufmann	50,000		*
All directors, officers and director nominees as a group (7 individuals)	11,322,000		83.2%

*	Less than one percent.

(1)	This table is based on 13,433,794 ordinary shares outstanding at April 15, 2024 following the redemptions completed in connection with the Extensions, of which 13,433,794 were Class A ordinary shares and zero were Class B ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1104, Cayman Islands.

(2)	Unless otherwise indicated, the shares referenced in the table above are Class A ordinary shares of the Company, which were voluntarily converted from Class B ordinary shares into Class A ordinary shares on a one-for-one basis in by the named holders in connection with the vote to approve the Article Amendment Proposals.

(3)	The shares reported above are held in the name of our Sponsor. Messrs. Le Merle and Kerner and Ms. Davis are the managing members of the manager of our Sponsor. As such, each of the Sponsor, Messrs. Le Merle and Kerner and Ms. Davis may be deemed to share beneficial ownership of the ordinary shares held directly by our Sponsor. Messrs. Le Merle and Kerner and Ms. Davis each disclaims any beneficial ownership of the ordinary shares held directly by our Sponsor, and disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly.

Our initial shareholders beneficially own approximately 84.3% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Memorandum and Articles and approval of significant corporate transactions including our initial Business Combination.

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

In October 2023, each of our Sponsor, Messrs. Wiel and Cookhorn and Ms. Macieira-Kaufmann voluntarily converted their Founder Shares into Class A ordinary shares, on a one-for-one basis, in accordance with our Articles.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering our Sponsor purchased an aggregate of 1,322,000 Private Placement Units at a price of $10.00 per Private Placement Unit (for an aggregate purchase price of $13.2 million). Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Combination Deadline, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Non-Redemption Agreements

In connection with the Extensions, our Sponsor entered into certain non-redemption agreements (the “Non-Redemption Agreements”) with various shareholders of the Company (the “Non-Redeeming Shareholders”) pursuant to which these shareholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Extension Meetings, but these Non-Redeeming Shareholders retained their right to require the Company to redeem their Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to those Non-Redeeming shareholders an aggregate of 304,712 of its Founder Shares immediately following the consummation of an initial Business Combination. For more information, see Note 7 – Commitments and Contingencies to the consolidated financial statements you can find elsewhere in this Form 10-K.

Promissory Note

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement Units at a price of $10.00 per unit. As of December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on November 15, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $15,000 per month for secretarial and administrative services and office space provided to members of its management team. For the years ended December 31, 2023 and 2022, the Company incurred expenses of $119,080 and $180,000, respectively, under this agreement. As of December 31, 2023 and 2022, there was $83,640 and $106,000, respectively, due for services in connection with such agreement and is included in the accrued expenses of the accompanying consolidated balance sheets.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year Ended December 31,
	2023	2022
Audit Fees(1)	$101,920	$81,640
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$3,250	$3,750
All Other Fees(4)	$—	$—
Total	$105,170	$85,390

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, quarterly review services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements:

Financial Statement Schedules: None.

(b) Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of November 10, 2022, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub Inc., and Qenta Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

2.2	Amendment No. 1 to the Business Combination Agreement, dated August 22, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub, Inc. and Qenta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 29, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub, Inc. and Qenta Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023).

2.4	Business Combination Agreement, dated as of April 9, 2024, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub I, Inc., and Linqto, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on April 10, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 16, 2021).

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on February 7, 2023).

3.2	Second Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 2, 2023).

4.1	Warrant Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on August 26, 2021).

4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259091) filed on November 2, 2021).

4.5*	Description of Securities.

10.1	Investment Management Trust Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

No.	Description of Exhibit

10.2	Registration and Shareholder Rights Agreement, dated November 9, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.3	Private Placement Units Purchase Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.4	Administrative Services Agreement, dated November 9, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.5	Form of Letter Agreement, dated November 9, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.6	Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40150) filed on November 16, 2021).

10.7	Sponsor Letter Agreement, dated as of November 10, 2022, by and among Blockchain Coinvestors Acquisition Corp. I, Blockchain Coinvestors Acquisition Sponsors I LLC, and Qenta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.8	Amendment No. 1 to the Sponsor Letter Agreement, dated August 22, 2023, by and among Blockchain Coinvestors Acquisition Corp. I, Blockchain Coinvestors Acquisition Sponsors I LLC, and Qenta Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on August 30, 2023.

10.9	Form of Transaction Support Agreement between the Company and certain shareholders of Qenta, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.10	Form of Lock-Up Agreement between the Company, the Sponsor, each of the Company’s officers and directors and certain shareholders of Qenta, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.11	Forward Purchase Agreement, dated as of November 9, 2022, by and among the Company, Vellar Opportunity Fund SPV LLC-Series 5, and Qenta Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on November 10, 2022).

10.12	Form of Non-Redemption and Share Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on January 24, 2023).

10.13	Form of Non-Redemption and Share Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on October 16, 2023).

No.	Description of Exhibit

10.14	Sponsor Support Agreement, dated as of April 9, 2024, by and among Blockchain Coinvestors Acquisition Corp. I, BCSA Merger Sub I, Inc., and Linqto, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on April 10, 2024).

10.15	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on April 10, 2024).

10.16	Form of New Registration Rights Agreement, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on April 10, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy Regarding the Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: April 15, 2024	/s/ Lou Kerner
	By:	Lou Kerner
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lou Kerner	Managing Director, Chief Executive Officer and Director	April 15, 2024
Lou Kerner	(Principal Executive Officer)

/s/ Mitchell Mechigian	Chief Financial Officer	April 15, 2024
Mitchell Mechigian	(Principal Financial and Accounting Officer)

/s/ Matthew C. Le Merle	Managing Director, Chair of the Board of Directors	April 15, 2024
Matthew C. Le Merle

/s/ Gary Cookhorn	Director	April 15, 2024
Gary Cookhorn

/s/ Rebecca Macieira-Kaufmann	Director	April 15, 2024
Rebecca Macieira-Kaufmann

/s/ Colin Wiel	Director	April 15, 2024
Colin Wiel

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Blockchain Coinvestors Acquisition Corp. I

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blockchain Coinvestors Acquisition Corp. I (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the consolidated financial statements, the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the three and nine months ended September 30, 2023 have been restated to correct misstatements related to prepaid expenses and accrued expenses for professional fees.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 15, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York

April 15, 2024

PCAOB ID Number 100

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$95,895	$254,781
Prepaid expenses	413,509	384,630
Total current assets	509,404	639,411
Investment in Qenta Equity	4,070,807	—
Investments held in Trust Account	23,226,984	310,263,214
Total Assets	$27,807,195	$310,902,625

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,413,961	$3,704,441
Convertible promissory note – related party, fair value	525,824	525,824
Convertible promissory note – related party, par value	1,491,420	—
Accrued expenses	83,641	320,516
Total current liabilities	6,514,846	4,550,781
Derivative liabilities	781,484	1,581,227
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	18,576,330	17,412,008
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 2,111,794 and 30,000,000 shares at redemption value of approximately $10.95 and $10.34 per share as of December 31, 2023 and 2022, respectively	23,126,984	310,163,214
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,322,000 and 1,322,000 shares issued and outstanding (excluding 2,111,794 and 30,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	1,032	132
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 0 and 10,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	900
Additional paid-in capital	—	—
Accumulated deficit	(13,897,151)	(16,673,629)
Total shareholders’ deficit	(13,896,119)	(16,672,597)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,807,195	$310,902,625

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
General and administrative expenses	$1,974,992	$4,100,895
General and administrative expenses - related party	119,080	180,000
Loss from operations	(2,094,072)	(4,280,895)

Other income:
Change in fair value of derivative liabilities	158,176	9,908,473
Termination fee income	4,070,807	—
Expense related to the Issuance of Non-Redemption agreements	(35,915)	—
Change in fair value of forward purchase agreement	641,567	(527,000)
Change in fair value of convertible note - related party	—	(13,824)
Income earned on investments held in Trust Account	3,339,718	4,262,124
Total Other income	8,174,353	13,629,773

Net income	$6,080,281	$9,348,878
Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	9,349,495	31,322,000
Basic and diluted net income per share, Class A ordinary shares	$0.35	$0.23
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	8,219,178	10,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.35	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,322,000	$132	10,000,000	$900	$—	$(21,859,293)	$(21,858,261)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,163,214)	(4,163,214)
Net loss	—	—	—	—	—	9,348,878	9,348,878
Balance - December 31, 2022	1,322,000	132	10,000,000	900	—	(16,673,629)	(16,672,597)
Conversion of Class B ordinary shares to Class A ordinary shares	10,000,000	900	(10,000,000)	(900)	—	—	—
Shareholder non-redemption agreements					155,250
Shareholder non-redemption agreements					(155,250)
Expense related to the Issuance of Non-Redemption agreements	—	—	—	—	35,915	—	35,915
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(35,915)	(3,303,803)	(3,339,718)
Net income	—	—	—	—	—	6,080,281	6,080,281
Balance - December 31, 2023	11,322,000	$1,032	—	$—	$—	$(13,897,151)	$(13,896,119)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,080,281	$9,348,878
Adjustments to reconcile net income to net cash used in operating activities:
Proceeds from termination of business combination	(4,070,807)	—
Change in fair value of derivative warrant liabilities	(158,176)	(9,908,473)
Change in fair value of forward purchase agreement	(641,567)	527,000
Change in fair value of convertible note related party	—	13,824
Expense related to the Issuance of Non-Redemption agreements	35,915	—
Income earned on investments held in Trust Account	(3,339,718)	(4,262,124)
Changes in operating assets and liabilities:
Prepaid expenses	(28,879)	331,812
Accounts payable	709,520	3,140,415
Accrued expenses	(236,875)	271,414
Net cash used in operating activities	(1,650,306)	(537,254)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for redemptions	290,375,948	—
Net cash provided by investing activities	290,375,948	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	1,491,420	512,000
Offering costs paid	—	(100,000)
Redemption of Class A Ordinary Shares	(290,375,948)	—
Net cash (used in) provided by financing activities	(288,884,528)	412,000

Net change in cash	(158,886)	(125,254)
Cash - beginning of the period	254,781	380,035
Cash - end of the period	$95,895	$254,781

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has been subsequently extended to May 15, 2024 (the “Combination Deadline”). If the Company is unable to complete a Business Combination by the Combination Deadline and the Combination Deadline is not further extended, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the ordinary shares of the Company that they received in connection with the Company’s initial public offering in connection with the completion of a Business Combination; (ii) waive their redemption rights with respect to the ordinary shares that they received in connection with the Company’s initial public offering in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their ordinary shares of the Company that they received in connection with the Company’s initial public offering if the Company fails to consummate an initial Business Combination by the Combination Deadline (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

Termination of Proposed Business Combination with Qenta

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In connection with the execution of the Business Combination Agreement, the Company entered into a Confirmation (the “Forward Purchase Agreement”), with Vellar Opportunity Fund SPV LLC—Series 5 (the “FPA Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Entities and funds managed by Cohen own equity interests in the Sponsor. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the aggregate cash proceeds condition in the Business Combination Agreement would be met, increasing the likelihood that the transaction would close. Pursuant to the Forward Purchase Agreement, (a) the FPA Seller could have, but was not obligated to, purchase after the date of the Company’s redemption deadline through a broker in the open market the Company’s Class A ordinary shares, including such shares that holders had elected to redeem pursuant to the Company’s organizational documents in connection with the Qenta Business Combination, other than from the Company or affiliates of the Company, and (b) the FPA Seller agreed to waive any redemption rights in connection with the Qenta Business Combination with respect to such Class A ordinary shares of the Company it purchased in accordance with the Forward Purchase Agreement (the “Subject Shares”). See Note 7 where the Forward Purchase Agreement is more fully described.

Termination of Proposed Business Combination

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Business Combination Agreement pursuant to the termination provisions in the Business Combination Agreement and abandoned the Qenta Business Combination (“The Qenta Termination”). In conjunction with The Qenta Termination, the Lock-up Agreements, Sponsor Letter Agreement, Transaction Support Agreements and Forward Purchase Agreement were also terminated in accordance with their respective terms.

As a result of The Qenta Termination, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The Company has recorded the Fair Value of the Qenta Shares as an investment on its Balance Sheet and a termination fee on its Statement of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807.

The Company intends to continue its search for an initial Business Combination.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern, Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $96,000 in its operating bank account and working capital deficit of approximately $6.0 million, inclusive of convertible note payable – related party of approximately $2.0 million.

The Company’s liquidity needs up to December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares (as defined in Note 6) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 6) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). On June 15, 2022, the Company issued a promissory note (the “Sponsor Note”) in the principal amount of up to $1,500,000 to the Sponsor, which was amended effective June 2023 to increase the maximum principal amount to $3,000,000 (see Note 6). As of December 31, 2023, the Company has drawn down a total of $2,017,244 and still can borrow up $982,756 on the Sponsor Note.

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

Note 2 — Restatement of Previously Issued Financial Statements

During preparation of the financial statements for the year ended December 31, 2023, the Company determined that the amounts of prepaid expenses, accrued expenses and general and administrative costs were not accounted for properly as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the three and nine months ended September 30, 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the impacted periods ended March 31, 2023, June 30, 2023, and September 30, 2023, which it filed with the SEC on May 19, 2023, August 14, 2023, and November 14, 2023, respectively, should be restated to reflect the impact of the proper accounting.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Impact of the Restatement

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance sheet as of March 31, 2023
Accounts Payable	$4,619,652	$(548,688)	$4,070,964
Total Liabilities	19,672,576	(548,688)	19,123,888
Accumulated Deficit	(19,181,132)	548,688	(18,632,444)
Total Shareholder’s Deficit	(19,180,100)	548,688	(18,631,412)

Condensed Consolidated Balance sheet as of June 30, 2023
Prepaid Expenses	$184,943	$589,867	$774,810
Total Assets	38,875,925	589,867	39,465,792
Accounts Payable	4,845,235	(820,266)	4,024,969
Total Liabilities	19,356,482	(820,266)	18,536,216
Accumulated Deficit	(18,921,120)	1,410,133	(17,510,987)
Total Shareholder’s Deficit	(18,920,088)	1,410,133	(17,509,955)

Condensed Consolidated Balance sheet as of September 30, 2023
Prepaid Expenses	$63,224	$352,143	$415,367
Total Assets	39,327,270	352,143	39,679,413
Accounts Payable	4,944,332	(854,898)	4,089,434
Total Liabilities	19,372,294	(854,898)	18,517,396
Accumulated Deficit	(18,987,646)	1,207,041	(17,780,605)
Total Shareholder’s Deficit	(18,986,614)	1,207,041	(17,779,573)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2023
General & Administrative Costs	$1,148,752	$(548,688)	$600,064
Net Income (loss)	(479,264)	548,688	69,424
Basic and diluted net income (loss) per share, Class A ordinary shares	(0.02)	(0.02)	0.00
Basic and diluted net income (loss) per share, Class B ordinary shares	(0.02)	(0.02)	0.00

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2023
General & Administrative Costs	$1,231,268	$(861,445)	$369,823
Net income (loss)	715,816	861,445	1,577,261
Basic and diluted net income per share, Class A ordinary shares	0.05	0.06	0.11
Basic and diluted net income per share, Class B ordinary shares	0.05	0.06	0.11

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2023
General & Administrative Costs	$2,380,020	$(1,410,133)	$969,887
Net income (loss)	236,552	1,410,133	1,646,685
Basic and diluted net income per share, Class A ordinary shares	0.01	0.07	0.08
Basic and diluted net income per share, Class B ordinary shares	0.01	0.07	0.08

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2023
General & Administrative Costs	$355,310	$203,092	$558,402
Net income (loss)	435,533	(203,092)	232,441
Basic and diluted net income per share, Class A ordinary shares	0.03	(0.01)	0.02
Basic and diluted net income per share, Class B ordinary shares	0.03	(0.01)	0.02

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2023
General & Administrative Costs	$2,735,330	$(1,207,041)	$1,528,289
Net income (loss)	672,085	1,207,041	1,879,126
Basic and diluted net income per share, Class A ordinary shares	0.04	0.06	0.10
Basic and diluted net income per share, Class B ordinary shares	0.04	0.06	0.10

Condensed Consolidated Statement of Changes in Shareholder’s Deficit as of and for the three months ended March 31, 2023
Net Income (Loss)	$(479,239)	$548,688	$69,424
Accumulated Deficit Balance - March 31, 2023	(19,181,132)	548,688	(18,632,444)
Total Shareholders’ Deficit as of March 31, 2023	(19,180,100)	548,688	(18,631,412)

Condensed Consolidated Statement of Changes in Shareholder’s Deficit as of and for the six months ended June 30, 2023
Net Income (loss)	$(479,239)	$548,688	$69,424
Accumulated Deficit Balance - March 31, 2023	(19,181,132)	548,688	(18,632,444)
Net Income (loss)	715,816	861,445	1,577,261
Accumulated Deficit Balance – June 30, 2023	(18,921,120)	1,410,133	(17,510,987)
Total Shareholders’ Deficit as of June 30, 2023	(18,920,088)	1,410,133	(17,509,955)

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Changes in Shareholder’s Deficit as of and for the nine months ended September 30, 2023
Net Income (loss)	$(479,239)	$548,688	$69,424
Accumulated Deficit Balance - March 31, 2023	(19,181,132)	548,688	(18,632,444)
Net Income (loss)	715,816	861,445	1,577,261
Accumulated Deficit Balance – June 30, 2023	(18,921,120)	1,410,133	(17,510,987)
Net Income (loss)	435,533	(203,092)	232,441
Accumulated Deficit Balance – September 30, 2023	(18,987,646)	1,207,041	(17,780,605)
Total Shareholders' Deficit as of September 30, 2023	(18,986,614)	1,207,041	(17,779,573)

Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2023
Net Income (Loss)	$(479,264)	$548,688	$69,424
Accounts Payable	915,211	(548,688)	366,523

Condensed Consolidated Statements of Cash flows for the Six Months Ended June 30, 2023
Net Income (Loss)	$236,552	$1,410,133	$1,646,685
Accounts Payable	1,140,794	(820,266)	320,528
Prepaid Expenses	199,687	(589,867)	(390,180)

Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2023

Net Income (Loss)	$672,085	$1,207,041	$1,879,126
Accounts Payable	1,239,891	(854,898)	384,993
Prepaid Expenses	321,406	(352,143)	(30,737)

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 2,111,794 and 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,235,734	$2,844,547	$7,086,432	$2,262,446
Denominator:
Basic and diluted weighted average shares outstanding	9,349,495	8,219,178	31,322,000	10,000,000

Basic and diluted net income per ordinary share	$0.35	$0.35	$0.23	$0.23

Non-Redemption Agreements

In relation to the Non-Redemption Agreements discussed in Note 7, the Company estimated the aggregate fair value of the shares attributable to the Non-Redeeming Shareholders to be $35,915 or approximately $0.12 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting – Accounting for Expenses or Liabilities Paid by Principal Shareholder(s). As such, the value of Promote Shares assigned to the Non-redeeming Investors is recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to shareholders’ deficit.

Equity Investments

As a result of The Qenta Termination, discussed above, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The Company has recorded the Fair Value of the Qenta Shares as an investment on its Balance Sheet and a termination income on its Consolidated Statement of Operations for the year ended December 31, 2023 in the amount of $4,070,807.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4 — Initial Public Offering

On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of over-allotment option at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consisted of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 11).

Following the closing of the Initial Public Offering and the partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units, was placed in a Trust Account.

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering and partial exercise of the over-allotment option by the underwriters, the Company’s Sponsor purchased an aggregate of 1,322,000 Private Placement Units, at a price of $10.00 per Unit, or $13,220,000 in the aggregate, in a private placement.

Each Private Placement Unit consists of one share of Class A ordinary share and one-half of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Combination Deadline, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 10 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering.

Note 6 — Related Party Transactions

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Convertible Promissory Notes – Related Party, Fair Value and Par Value

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of December 31, 2023, principal in the amount of $2,017,244 was outstanding, leaving $982,756 of borrowing capacity under the Sponsor Note.

As of December 31, 2023 and 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There were no changes in fair value or principal recorded during the period ended December 31, 2023.

During the period ended December 31, 2023, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of December 31, 2023, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying consolidated balance sheets with a balance of $1,491,420, as of December 31, 2022, the balance was zero. 2023 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,491,420.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Company incurred expenses of approximately $119,080 and $180,000 under this agreement, respectively. As of December 31, 2023, and 2022, approximately $84,000 and approximately $106,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying consolidated balance sheets.

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

Note 7 — Commitments and Contingencies

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

In conjunction with the termination of the Business Combination Agreement, the amended agreement with one of its underwriters mentioned above, was terminated in accordance with its terms on November 8, 2023.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Shareholder Meetings, Extensions, and Redemptions

On February 3, 2023, the Company held an extraordinary general meeting (the “Shareholder Meeting”) at which the Company’s shareholders approved a proposal to amend our Memorandum and Articles (the “Memorandum and Articles of Association”) to extend the date by which it has to consummate a business combination from May 15, 2023 to November 15, 2023 (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 29, 2022.

In connection with the vote to approve the Extension Amendment Proposal, holders of 26,406,729 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $274.2 million. As a result, approximately $274.2 million has been removed from the Trust Account to redeem such shares and 4,915,271 Class A ordinary shares remain outstanding after the redemption, including 1,322,000 shares underlying the Private Placement Units. Upon payment of the redemption, approximately $37.3 million remained in the Trust Account.

On October 27, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders (the “Second Shareholder Meeting”) at which the Company shareholders approved proposals to amend our Memorandum and Articles to (i) extend the date by which BCSA must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment Proposal”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment Proposal”), and (iii) permit for the issuance of Class A Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal,” and together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”). The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On October 27, 2023 the Company and the Sponsor entered into non-redemption agreements (the “October Non-Redemption Agreements”) with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on October 27, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,031,411 of their Class A Ordinary Shares (the “October Non-Redeemed Shares”). Pursuant to the October Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 304,712 additional Class A Ordinary Shares immediately following the consummation of an initial Business Combination if they continue to hold such October Non-Redeemed Shares through the Extraordinary General Meeting.

The Company estimated the aggregate fair value of the 304,712 Class A ordinary shares attributable to the non-redeeming shareholders to be $0.12 per share, for an aggregate amount of $35,915. The Company has considered the relevance of SAB Topic 5T and concluded that if a business combination is consummated and if the Sponsor forfeits shares to be issued to the investor as a result of non-redemption, any settlement amounts in excess of the fair value originally recorded under ASC 815, would be recorded as an additional expense under SAB Topic 5T.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,111,794 and 30,000,000 Class A ordinary shares subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(290,375,948)
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,339,718
Class A ordinary shares subject to possible redemption as of December 31, 2023	$23,126,984

Note 9 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023, and 2022, there were 13,433,794 and 31,322,000 Class A ordinary shares issued and outstanding, of which 2,111,794 and 30,000,000 shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 6).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.00009 per share. At July 2, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that initial shareholders will collectively own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On November 9, 2021, the Company effected a 1.1111111-for-1 stock split and a 379,500 Class B ordinary share stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. As a result of the stock split, the par value of Class B ordinary shares was lowered to $0.00009. On November 15, 2021, the underwriters partially exercised their over-allotment option resulting in 5,000 shares being forfeited and 10,000,000 Class B ordinary shares issued and outstanding. As of December 31, 2023, and 2022, there were 0 and 10,000,000 shares issued and outstanding, respectively.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Note 10 — Warrants

As of December 31, 2023, and 2022, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Note 11 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$23,226,984		$—	$—
Investment in Qenta Equity	$—	$		$4,070,807
Liabilities:
Derivative warrant liabilities—Public Warrants	$—		$748,500	$—
Derivative warrant liabilities—Private Warrants	$—		$—	$32,984
Forward Purchase Agreement	$—		$—	$—
Convertible note – related party	$—		$—	$525,824

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$310,263,214	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$900,000	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$39,660
Forward Purchase Agreement	$—	$—	$641,567
Convertible note – related party	$—	$—	$525,824

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The estimated fair value of the Private Placement Warrants is determined using Level 3 input during the IPO of the Company in November 2021. The Company used a stochastic trinomial tree model to value the Private Placement warrants, wherein input assumptions are related to expected flat volatility, expected life, risk-free rate and dividend yield. There have been no transfers to/from levels 1, 2 or 3 for Private Placement Warrants during the reporting period ending December 31, 2023 and 2022.

The Company used an intrinsic value model to determine the fair value of the Convertible note at December 31, 2022. As of December 31, 2023 and 2022, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and were historically fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There were no changes in fair value or principle recorded during the period ended December 31, 2023.

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

For the year ended December 31, 2023, the Company recognized a gain of approximately $158,000, respectively, resulting from a change in the fair value of derivative liabilities, which represent changes in fair value of the Private Placement Warrants and the FPA, presented as change in fair value of derivative liabilities on the accompanying consolidated statements of operations. For the year ended December 31, 2022, the Company recognized a gain of approximately $9.9 million.

The fair value of the shares received from Qenta were determined by the Finnerty model. This model incorporates Level 3 inputs and critical assumptions, including an assessment of the company's assets, liabilities, stock price volatility, expected duration until value realization, and the probability of successful transactions. It evaluates stock price volatility using historical data and market movements, integrating the risk-free interest rate.

The Company has recorded the estimated Fair Value of the Qenta Shares as an investment on its Balance Sheet and as termination income on its Statement of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807. The Company recorded the fair value of the Qenta Shares on the date they were received and determined that the change in fair value between inception and December 31, 2023 was de minimis.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative Private Placement warrant liabilities:

	December 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.87	$10.24
Volatility	3.5%	1.5%
Term (years)	5	5
Risk-free rate	2.00%	2.00%
Dividend yield	0.0%	0.0%

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Forward Purchase Agreement derivative liabilities:

	December 31, 2023	December 31, 2022
Probability of a Business Combination Close	1.00%	1.5%
Stock price as of Valuation Date	$10.80	$10.24
Expected Stock price as of Business Combination Date	$11.45	$10.51
Risk-Free Rate	4.74%	4.18%

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Qenta Investment Asset as of December 31, 2023:

December 31, 2023
Expected Time to Liquidity Event	1.5 Years
Expected Volatility	$61.30%
Risk-Free Rate	4.83%
Discount of Lack of Marketability	15.0%

The change in the fair value of derivative assets and liabilities, measured using Level 3 inputs, for the year ended December 31, 2023 and 2022 is summarized as follows:

Fair Valued Asset at December 31, 2022	$—
Change in fair value of Fair Valued Assets	4,070,807
Fair Valued Assets at December 31, 2023	$32,984

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative liabilities	(648,243)
Derivative warrant liabilities at December 31, 2023	$32,984

Derivative warrant liabilities at December 31, 2021	$10,962,700
Transfer of Public Warrants to Level 1	(10,500,000)
Issuance of Forward Purchase Agreement	527,000
Change in fair value of derivative warrant liabilities	(308,473)
Derivative warrant liabilities at December 31, 2022	$681,227

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the year ended December 31, 2023, is summarized as follows:

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at December 31, 2023—Level 3 measurement	$525,824

Working capital loan – related party at December 31, 2021—Level 3 measurement	$—
Proceeds from the convertible note—related party	512,000
Change in fair value of convertible note—related party—Level 3 measurement	13,824
Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the consolidated financial statements.

On April 9, 2024 we entered into a Business Combination Agreement (the “Linqto Business Combination Agreement”), by and among the Company, BCSA Merger Sub I, Inc., a Delaware corporation (“Merger Sub”), and Linqto, Inc., a Delaware corporation (“Linqto”). Upon signing, Linqto paid us a non-refundable cash payment of $1.0 million pursuant to the Linqto Business Combination Agreement.

The Linqto Business Combination Agreement and the transactions contemplated thereby were approved unanimously by the boards of directors of each of BCSA and Linqto.

The Linqto Business Combination Agreement

The Business Combination Agreement provides for, among other things, the following transactions:

●	BCSA will change its jurisdiction of incorporation from the Cayman Islands to Delaware (the “Domestication”) and change its name to a name chosen by Linqto (such entity, “New Linqto”);

●	in connection with the Domestication, each ordinary share of BCSA (each, a “BCSA Share”) that is issued and outstanding immediately prior to the Domestication will become one share of common stock of New Linqto (each, a “New Linqto Share”);

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

●	BCSA will solicit the holders of BCSA Public Warrants to approve an amendment to the Warrant Agreement that would cause each outstanding Public Warrant to automatically convert at the time of the Domestication into a portion of a newly issued New Linqto Share (the “Warrant Conversion”); and

●	following the Domestication, Merger Sub will merge with and into Linqto, with Linqto surviving the merger and continuing as a wholly-owned subsidiary of New Linqto (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Linqto Business Combination Agreement are referred to as the “Linqto Business Combination.”

The Company expects the Linqto Business Combination to close in the second half of 2024, following receipt of the required approvals by our shareholders and Linqto’s shareholders and the fulfillment of regulatory requirements and the completion of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Linqto Business Combination Agreement, (i) each outstanding share of common stock of Linqto will be exchanged for a number of New Linqto Shares based on an enterprise value of Linqto of approximately $700 million, subject to certain adjustments, (ii) each outstanding Company Equity Award (as defined in the Linqto Business Combination Agreement) will be converted into a comparable type of equity award in respect of New Linqto, and (iii) each outstanding Company Warrant (as defined in the Linqto Business Combination Agreement) will be converted into a warrant with respect to New Linqto Shares having the same general terms.

Representations and Warranties; Covenants

The Linqto Business Combination Agreement contains representations, warranties and covenants of each of the parties to the agreement that are customary for transactions of this type. The parties have also agreed to take all action as may be necessary or reasonably appropriate such that, as of the effective time of the Linqto Business Combination, the New Linqto board of directors will consist of up to nine directors (as determined by Linqto), which shall be divided into three classes as nearly equal in size as is practicable, with one director appointed by the Company and the remaining directors appointed by Linqto.

Conditions to Each Party’s Obligations

The obligation of the Company and Linqto to consummate the Linqto Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under applicable antitrust law, (ii) the absence of any order, law or other legal restraint prohibiting the consummation of the Domestication or the Merger, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) registering the New Linqto Shares to be issued in the Merger and the Domestication, (iv) the approvals of the Company’s shareholders, (v) the approval of Linqto’s shareholders, (vi) the approval by Nasdaq of our listing application in connection with the Business Combination, (vii) the consummation of the Domestication, and (viii) the approval by the Financial Industry Regulatory Authority (“FINRA”) of the transactions as necessary, or the expiration of the relevant time periods for FINRA review without FINRA imposing restrictions. The Linqto Business Combination Agreement also contains certain other customary closing conditions.

Termination

Each of the Company and Linqto may terminate the Linqto Business Combination Agreement for any reason.

If the Linqto Business Combination Agreement is validly terminated, none of the parties to the Linqto Business Combination Agreement will have any liability or any further obligation under the Linqto Business Combination Agreement, except in the case of willful breach or fraud (each, as defined in the Linqto Business Combination Agreement) and for customary obligations that survive the termination (such as confidentiality obligations). In the event of any termination of the Linqto Business Combination Agreement, Linqto will pay the Company a termination fee of $5,000,000 no later than 30 days following the termination of the Linqto Business Combination Agreement.

A copy of the Linqto Business Combination Agreement is filed with this Annual Report as Exhibit 2.4, and the foregoing description of the Linqto Business Combination Agreement is qualified in its entirety by reference to the full Business Combination Agreement. The Linqto Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Linqto Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Linqto Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Sponsor Support Agreement

Concurrently with the execution of the Linqto Business Combination Agreement, the Company, the Sponsor and Linqto entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company’s shareholders and the meeting of the Company’s warrant holders, including approval of the Linqto Business Combination Agreement and the transactions contemplated thereby (including the Merger); (ii) forfeit to the Company for no consideration, immediately prior to the effective time of the Linqto Business Combination, (x) all Private Placement Units held by Sponsor (including the ordinary shares and warrants underlying the private placement units), and (y) a number of Founder Shares held by the Sponsor such that the Sponsor will hold no more than 4,000,000 New Linqto Shares at the Closing Date, and (iii) if the Company’s total liabilities at the closing of the Linqto Business Combination exceed $12,500,000 at the Closing Date, to pay the amount of that excess.

A copy of the Sponsor Support Agreement is filed with this Current Report on Form 8-K as Exhibit 10.1, and the foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the Full Sponsor Support Agreement.

Transaction Support Agreements

Concurrently with the execution of the Linqto Business Combination Agreement, certain shareholders of Linqto entered into Transaction Support Agreements with the Company (collectively, the “Transaction Support Agreements”), pursuant to which they have agreed to, among other things, support and vote in favor of the Business Combination Agreement (including the Merger).

A copy of the form of Transaction Support Agreement is filed with this Annual Report as Exhibit 10.15, and the foregoing description of the Transaction Support Agreements is qualified in its entirety by reference to the full Transaction Support Agreement.

New Registration Rights Agreement

Prior to the Closing Date, each of the Company, Sponsor, certain directors and officers of the Company and certain shareholders of Linqto (collectively, the “Holders”) will enter into a registration rights agreement (the “New Registration Rights Agreement”) pursuant to which, among other things, the Company will agree to file a registration statement registering the resale of shares held by the Holders no later than 30 days before the first expiration of a lock-up period under the Lock-Up Agreements signed by the Holders. The Company has also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that the Company will pay certain expenses relating to those registrations and indemnify the Holders against certain liabilities.

A copy of the form of New Registration Rights Agreement is filed with this Annual Report as Exhibit 10.16, and the foregoing description of the New Registration Rights Agreement is qualified in its entirety by reference to the full New Registration Rights Agreement.

Lock-Up Agreement

Within 30 days following the date of the Linqto Business Combination Agreement, the Company will enter into a lock-up agreement with each of Sponsor, certain directors and officers of the Company and certain shareholders of Linqto, having specified terms and conditions to be agreed by the parties to the Linqto Business Combination Agreement.

Special Committee

A special committee of independent and disinterested members of our board of directors evaluated and approved the Linqto Business Combination Agreement and the related ancillary documents and recommended approval on behalf of the Company by our board of directors.

Other than as specifically discussed, this Annual Report does not assume the closing of the Linqto Business Combination.