Form 10-Q
period 2024-03-31
Blockchain Coinvestors Acquisition Corp. I
filed 2024-05-15
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 12,900,648 Class A ordinary shares, par value $0.0001 per share, and zero Class B ordinary shares, par value $0.00009 per share, were issued and outstanding, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$116,093	$95,895
Prepaid expenses	138,368	413,509
Total current assets	254,461	509,404
Investment in Qenta Equity, at fair value	4,070,807	4,070,807
Investments held in Trust Account	23,483,031	23,226,984
Total Assets	$27,808,299	$27,807,195

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,556,501	$4,413,961
Convertible promissory note – related party, fair value	568,320	525,824
Convertible promissory note – related party, par value	1,691,420	1,491,420
Accrued expenses	48,641	83,641
Total current liabilities	4,864,882	6,514,846
Derivative liabilities	579,457	781,484
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	16,724,339	18,576,330
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 2,111,794 shares at redemption value of approximately $11.07 and $10.95 per share as of March 31, 2024 and December 31, 2023, respectively	23,383,031	23,126,984
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,322,000 shares issued and outstanding (excluding 2,111,794 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	1,032	1,032
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(12,300,103)	(13,897,151)
Total shareholders’ deficit	(12,299,071)	(13,896,119)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,808,299	$27,807,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
General and administrative expenses	$739,613	$600,064
General and administrative expenses - related party	15,000	50,148
Loss from operations	(754,613)	(650,212)
Other income (expense):
Change in fair value of derivative liabilities	202,027	(817,504)
Change in fair value of convertible note - related party	(42,496)	—
Income related to extinguishment of prepaid and accrued legal expenses	2,192,130	—
Change in fair value of forward purchase agreement	—	(491,099)
Income earned on investments held in Trust Account	256,047	2,028,239
Net income	$1,853,095	$69,424
Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	3,433,794	16,651,595
Basic and diluted net income per share, Class A ordinary shares	$0.54	$0.00
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	—	10,000,000
Basic and diluted net income per share, Class B ordinary shares	$—	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023 (audited)	11,322,000	$1,032	—	$—	$—	$(13,897,151)	$(13,896,119)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(256,047)	(256,047)
Net income	—	—	—	—	—	1,853,095	1,853,095
Balance – March 31, 2024 (unaudited)	11,322,000	$1,032	—	$—	$—	$(12,300,103)	$(12,299,071)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022 (audited)	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)
Shareholder non-redemption agreements	—	—	—	—	155,250	—	155,250
Shareholder non-redemption agreements	—	—	—	—	(155,250)	—	(155,250)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,028,239)	(2,028,239)
Net loss	—	—	—	—	—	69,424	69,424
Balance - March 31, 2023 (unaudited) (restated)	1,322,000	$132	10,000,000	$900	$—	$(18,632,444)	$(18,631,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash Flows from Operating Activities:
Net income	$1,853,095	$69,424
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(202,027)	817,504
Change in fair value of convertible note - related party	42,496	—
Change in fair value of forward purchase agreement	—	491,099
Income related to extinguishment of prepaid and accrued legal expenses	(2,192,130)	—
Income earned on investments held in Trust Account	(256,047)	(2,028,239)
Changes in operating assets and liabilities:
Prepaid expenses	4,346	64,843
Accounts payable	605,465	366,523
Accrued expenses	(35,000)	36,754
Net cash used in operating activities	(179,802)	(182,092)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for redemptions	—	274,207,726
Net cash provided by investing activities	—	274,207,726

Cash Flows from Financing Activities:
Proceeds from advances from related party	200,000	—
Redemption of Class A Ordinary Shares	—	(274,207,726)
Net cash provided by (used in) financing activities	200,000	(274,207,726)

Net change in cash	20,198	(182,092)
Cash - beginning of the period	95,895	254,781
Cash - end of the period	$116,093	$72,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding any deferred underwriters’ commission and taxes payable on the interest income earned on the Trust Account at the time of the Company’s signing of a definitive agreement in connection with the initial Business Combination) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company initially had 18 months from the closing of the Initial Public Offering to consummate the initial Business Combination, which has since been extended to November 15, 2024 (the “Combination Deadline”). If the Company is unable to complete a Business Combination by the Combination Deadline and the Combination Deadline is not further extended, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As a result of The Qenta Termination, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The Company has recorded the Fair Value of the Qenta Shares as an investment on its Balance Sheet and a termination fee on its Statement of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807. There was no change in the fair value of the Investment in Qenta during the quarter ended March 31, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Going Concern, Liquidity and Capital Resources

As of March 31, 2024, the Company had approximately $116,000 in its operating bank account and working capital deficit of approximately $4.6 million, inclusive of convertible note payable – related party of approximately $2.2 million.

The Company’s liquidity needs up to March 31, 2024 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “Sponsor Note”) in the principal amount of up to $1,500,000 to the Sponsor, which was amended effective June 2023 to increase the maximum principal amount to $3,000,000 (see Note 5). As of March 31, 2024, the Company has drawn down a total of $2,217,244 and still can borrow up $782,756 on the Sponsor Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 15, 2024 to consummate a Business Combination. The Company does not have adequate liquidity to sustain operations; however, the Company has access to a Working Capital Loan from the Sponsor that management believes will enable the Company to sustain operations until it completes its initial Business Combination. If a Business Combination is not consummated by November 15, 2024, and such deadline to consummate a Business Combination is not further extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity issue, mandatory liquidation should a Business Combination not occur by the applicable deadline, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024. There can be no assurance that the Company will be able to consummate any Business Combination by November 15, 2024.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Linqto Business Combination Agreement

On April 9, 2024 the Company entered into a Business Combination Agreement (the “Linqto Business Combination Agreement”), by and among the Company, BCSA Merger Sub I, Inc., a Delaware corporation (“Merger Sub”), and Linqto, Inc., a Delaware corporation (“Linqto”). Upon signing, Linqto paid the Company a non-refundable cash payment of $1.0 million pursuant to the Linqto Business Combination Agreement.

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

The Company expects the Linqto Business Combination to close in the second half of 2024, following receipt of the required approvals by its shareholders and Linqto’s shareholders and the fulfillment of regulatory requirements and the completion of other customary closing conditions.

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

Representations and Warranties and Covenants

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

MARCH 31, 2024

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Convertible Promissory Note —Related Party, Fair Value

The Company entered into a convertible promissory note with its Sponsor on June 15, 2022. The Company has elected the fair value option to account for proceeds received during 2022. This amount is presented on the condensed consolidated balance sheets as “Convertible Promissory Note —Related Party, Fair Value.” The primary reason for electing the fair value option for the 2022 proceeds is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in fair value of convertible note—related party on the accompanying unaudited condensed consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Convertible Promissory Note —Related Party, Par Value

The Company has elected the bifurcated option to account for proceeds received during 2023 from the convertible promissory note with its Sponsor. This amount is presented on the condensed consolidated balance sheets as “Convertible Promissory Note —Related Party, Par Value.”

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

It was determined that the previous conversion value was de minimis, as such the Company has recorded the Convertible Promissory Note – Related Party at par value through the rest of the note’s use.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants was estimated using a stochastic trinomial tree model. The determination of the fair value of the warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s unaudited condensed consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 2,111,794 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares as of March 31, 2023. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,853,095	$—	$43,375	$26,049
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,433,794	—	16,651,595	10,000,000
Basic and diluted net income per ordinary share	$0.54	$—	$0.00	$0.00

Non-Redemption Agreements

In relation to the Non-Redemption Agreements discussed in Note 6, on October 27, 2023, the Company estimated the aggregate fair value of the shares attributable to the Non-Redeeming Shareholders to be $35,915 or approximately $0.12 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) “Expenses of Offering”, and SAB Topic 5(T): Miscellaneous Accounting – Accounting for Expenses or Liabilities Paid by Principal Shareholder(s). As such, the value of Promote Shares assigned to the Non-redeeming Investors is recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to shareholders’ deficit.

Equity Investments

As a result of The Qenta Termination, discussed above, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The Company has recorded the Fair Value of the Qenta Shares as an investment on its consolidated condensed Balance Sheets and a termination income on its Consolidated Statement of Operations for the three months ended March 31, 2024 in the amount of $4,070,807. There was no change in the fair value of the Investment in Qenta during the three mnths ended March 31, 2024.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 3 — Initial Public Offering

On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 Units from the partial exercise of the over-allotment option, at a purchase price of $10.00 per Unit. Each Unit that the Company offered had a price of $10.00 and consisted of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Convertible Promissory Notes – Related Party, Fair Value and Par Value

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of March 31, 2024 and December 31, 2023, principal in the amount of $2,217,244 was outstanding, leaving $782,756 of borrowing capacity under the Sponsor Note.

As of March 31, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying condensed consolidated balance sheets with a balance of $568,320 and $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000 and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There was a change of $42,496 in fair value recorded during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal requires bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of December 31, 2023, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $1,491,420. As of March 31, 2024 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,691,420.

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $15,000 and $50,148 under this agreement, respectively. As of March 31, 2024 and December 31, 2023, approximately $15,000 and approximately $84,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying unaudited condensed consolidated balance sheets.

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

MARCH 31, 2024

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

MARCH 31, 2024

Shareholder Meetings, Extensions, and Redemptions

On February 3, 2023, the Company held an extraordinary general meeting (the “Shareholder Meeting”) at which the Company’s shareholders approved a proposal to amend the Company’s Memorandum and Articles (the “Memorandum and Articles of Association”) to extend the date by which it has to consummate a business combination from May 15, 2023 to November 15, 2023 (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 29, 2022.

In connection with the vote to approve the Extension Amendment Proposal, holders of 26,406,729 Class A ordinary shares of the Company exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. approximately $274.2 million. As a result, approximately $274.2 million (approximately $10.95 per share) was removed from the Trust Account to pay the redemption price for those shares. After the redemptions, 4,915,271 Class A ordinary shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units. Upon payment of the redemption price, approximately $37.3 million remained in the Trust Account.

On October 27, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders (the “Second Shareholder Meeting”) at which the Company shareholders approved proposals to amend the Memorandum and Articles to (i) extend the date by which BCSA must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment Proposal”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment Proposal”), and (iii) permit for the issuance of Ordinary Class A Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Ordinary Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal,” and together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”). The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment Proposal, the Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Ordinary Class A Shares, and the independent directors of BCSA voluntarily elected to convert all 150,000 of their Founder Shares to Ordinary Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the trust account established by the Company in connection with its initial public offering with respect to the Ordinary Class A Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Ordinary Class A Shares.

In connection with the vote to approve the Articles Amendment Proposals, holders of 1,481,477 Class A Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $16.2 million (approximately $10.91 per share) was removed from the Trust Account to pay the redemption price for those shares. Upon payment of the redemption, and after giving effect to the Founder Share Conversion, BCSA had approximately 13,433,794 Class A Shares outstanding, including 2,111,794 Class A Shares having a right to request redemptions for a pro rata portion of the funds remaining in the Trust Account.

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

Non-Redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their shares of Company ordinary shares (the “Non-Redeemed Shares”) in connection with the Special Meeting held on February 3, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming shareholders an aggregate of 739,286 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 739,286 Founder Shares transferrable to the Non-Redeeming shareholders pursuant to the Non-Redemption Agreement to be $155,250 or $0.21 per share. The fair value was determined using the probability of a successful Business Combination of 2.25%, a volatility of 60.0%, a discount for lack or marketability of $1.04 and the value per shares as of the valuation date of $9.32 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On October 27, 2023, the Company and the Sponsor entered into non-redemption agreements (the “October Non-Redemption Agreements”) with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on October 27, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,031,411 of their Class A Ordinary Shares (the “October Non-Redeemed Shares”). Pursuant to the October Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 304,712 additional Class A Ordinary Shares immediately following the consummation of an initial Business Combination if they continue to hold such October Non-Redeemed Shares through the Extraordinary General Meeting.

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,111,794 Class A ordinary shares subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(290,375,948)
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,339,718
Class A ordinary shares subject to possible redemption as of December 31, 2023	23,126,984
Increase in redemption value of Class A ordinary shares subject to possible redemption	256,047
Class A ordinary shares subject to possible redemption as of March 31, 2024	$23,383,031

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 13,433,794 Class A ordinary shares issued and outstanding, of which 2,111,794 shares were subject to possible redemption and have been classified as temporary equity(see Note 5).

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On October 27, 2023, the Sponsor of the Company, voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Shares, and the independent directors of the Company voluntarily elected to convert all 150,000 of their Founder Shares to Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association. The Sponsor and the independent directors waived any right to receive funds the Trust Account with respect to the Class A Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Shares.

As of March 31, 2024 and December 31, 2023, there were 0 shares issued and outstanding.

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

Note 9 — Warrants

As of March 31, 2024 and December 31, 2023, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

MARCH 31, 2024

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 10 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$23,483,031	$—	$—
Investment in Qenta Equity	—	—	4,070,807
Liabilities:
Derivative warrant liabilities—Public Warrants	—	555,000	—
Derivative warrant liabilities—Private Warrants	—	—	24,457
Convertible note – related party	—	—	568,320

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$23,226,984	$—	$—
Investment in Qenta Equity	—	—	4,070,807
Liabilities:
Derivative warrant liabilities—Public Warrants	—	748,500	—
Derivative warrant liabilities—Private Warrants	—	—	32,984
Convertible note – related party	—	—	525,824

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

The estimated fair value of Public Warrants for $10,500,000 was transferred from a Level 3 fair value measurement to Level 1 and Level 2 measurements when the Public Warrants were separately listed and traded in January 2022. The initial fair value of the Public Warrants and Private Placement Warrants was measured at fair value using a stochastic trinomial tree model, a Level 3 Measurement. On December 31, 2022, the Public Warrants were transferred to a Level 2 Measurement, due to limited traded volume. During January 2023, the Public warrants traded at a higher volume and were measured as a Level 1 Measurement on March 31, 2023. During September 2023, on or around period end, the Public Warrants were transferred to a Level 2 measurement, due to a limited trading volume.

The estimated fair value of the Private Placement Warrants is determined using Level 3 input during the IPO of the Company in November 2021. The Company used a stochastic trinomial tree model to value the Private Placement warrants, wherein input assumptions are related to expected flat volatility, expected life, risk-free rate and dividend yield. There have been no transfers to/from levels 1, 2 or 3 for Private Placement Warrants during the reporting periods March 31, 2024 and December 31, 2023.

The Company used an intrinsic value model to determine the fair value of the Convertible note at December 31, 2022. As of March 31, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $525,824. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000 and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There was a change of $42,496 in fair value recorded during the three months ended March 31, 2024.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

For the three months ended March 31, 2024, the Company recognized a gain of approximately $202,000, respectively, resulting from a change in the fair value of derivative liabilities, which represents changes in fair value of the Private Placement Warrants, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed consolidated statement of operations. For the year ended December 31, 2023, the Company recognized a gain of approximately $158,000.

The fair value of the shares received from Qenta were determined by the Finnerty model. This model incorporates Level 3 inputs and critical assumptions, including an assessment of the Company’s assets, liabilities, stock price volatility, expected duration until value realization, and the probability of successful transactions. It evaluates stock price volatility using historical data and market movements, integrating the risk-free interest rate.

The Company has recorded the estimated Fair Value of the Qenta Shares as an investment on its Balance Sheet and as termination income on its Statement of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807. The Company recorded the fair value of the Qenta Shares on the date they were received and determined that the change in fair value between inception and December 31, 2023 was de minimis. There was no change in the fair value of the Investment in Qenta during the three months ended March 31, 2024.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative Private Placement warrant liabilities:

	March 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$11.10	$10.87
Volatility	62%	3.5%
Term (years)	5.8	5
Risk-free rate	4.21%	2.00%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Qenta Investment Asset as of March 31, 2024 and December 31, 2023:

Expected Time to Liquidity Event	1.5 Years
Expected Volatility	$61.3%
Risk-Free Rate	4.8%
Discount of Lack of Marketability	15%

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The change in the fair value of derivative assets and liabilities, measured using Level 3 inputs, for the three months ended March 31, 2024 and 2023 is summarized as follows:

Derivative warrant liabilities at December 31, 2023	$32,984
Change in fair value of derivative liabilities	(8,527)
Derivative warrant liabilities at March 31, 2024	$24,457

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative warrant liabilities	525,603
Derivative warrant liabilities at March 31, 2023	$1,206,830

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the three months ended March 31, 2024 and 2023, is summarized as follows:

Working capital loan – related party at December 31, 2023—Level 3 measurement	$525,824
Change in fair value of convertible note—related party—Level 3 measurement	42,496
Working capital loan – related party at March 31, 2024—Level 3 measurement	$568,320

Working capital loan – related party at December 31, 2022—Level 3 measurement	$525,824
Proceeds from the convertible note—related party	—
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at March 31, 2023—Level 3 measurement	$525,824

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based on this review, other than below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On May 9, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”). The only proposal voted upon at the Meeting was the proposal to adjourn the Meeting to May 10, 2024 at 11:00 a.m., Eastern Time. The proposal was approved, and the Meeting was adjourned to allow the Company additional time to engage with its shareholders and consider redemption reversals. The Meeting was reconvened on May 10, 2024 and the shareholders approved a proposal to extend the date by which the Company must consummate an initial business combination (the “Extension Proposal”) from May 15, 2024 to November 15, 2024 (the “Extension”). In connection with the Meeting and the Extension Proposal, holders of 211,794 of the Company’s Class A ordinary shares that the Company issued and sold as part of units in its initial public offering had the right to redeem those shares and elected to redeem an aggregate of 533,146 Class A ordinary shares. As a result, approximately $5.96 million (approximately $11.18 per share) was removed from the Trust Account to pay the redemption price for those shares. After the redemptions, 12,900,648 Class A ordinary shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units. Upon payment of the redemption price, approximately $17.6 million remained in the Trust Account.

In connection with the Meeting, the Company and its Sponsor, entered into one or more non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated investors. Pursuant to the Non-Redemption Agreements, each investor agreed not to redeem some number of Public Shares (the “Non-Redeemed Shares”) in connection with the Meeting, and in in exchange for that commitment, the Sponsor agreed to transfer Class A Shares of the Company to that investor upon the Company’s consummation of an initial business combination, so long as the investor held the Non-Redeemed Shares through the Meeting and the Extension was approved. In connection with the Meeting, the Sponsor has agreed to transfer an aggregate of 294,749 Class A ordinary shares to the non-redeeming shareholders party to the Non-Redemption Agreements.

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

In connection with the vote to approve the First Extension Amendment, shareholders elected to redeem 26,406,729 of our Ordinary Class A Shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of $274.2 million, which has been removed from the Trust Account to pay the redemption price of those shares. After the redemption, 4,915,271 Ordinary Class A Shares remained outstanding, including 1,322,000 shares underlying the Private Placement Units and $37.3 million remained in the Trust Account.

On October 27, 2023, we held an extraordinary general meeting in lieu of our 2023 annual general meeting of shareholders at which our shareholders approved proposals to amend our Memorandum and Articles to (i) extend the date by which we must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by our board of directors in its sole discretion, (ii) eliminate the limitation that we may not redeem our Ordinary Class A Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination, and (iii) permit the issuance of Ordinary Class A Shares to holders of Founder Shares upon such holder exercising its right to convert its Founder Shares into Ordinary Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination. We describe the Articles Amendments in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment, our Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Ordinary Class A Shares, and our independent directors voluntarily elected to convert all 150,000 of their Founder Shares to Ordinary Class A Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association. The Sponsor and the independent directors waived any right to receive funds from the Trust Account with respect to the Ordinary Class A Shares they received upon that conversion and no additional amounts were deposited into the Trust Account in respect of any of those Ordinary Class A Shares.

In connection with the vote to approve the Article Amendments, shareholders elected to redeem 1,481,477 of our Ordinary Class A Shares at a redemption price of $10.91 per share for an aggregate redemption amount of $16.2 million, which was removed from the Trust Account to pay the redemption price for those shares. After the redemption, and after giving effect to the Founder Share Conversion, we had 13,433,794 Ordinary Class A Shares outstanding, including 2,111,794 Ordinary Class A Shares having redemption rights.

Termination of Proposed Business Combination with Qenta

As more fully described in Note 1 to the unaudited condensed consolidated financial statements that you can find elsewhere in this Form 10-K, on November 10, 2022, we entered into the Qenta Business Combination Agreement with Qenta Merger Sub and Qenta. The Qenta Business Combination Agreement provided for, among other things, the following transactions: (i) we would become a Delaware corporation and, in connection with the Domestication, (A) our name would be changed to “Qenta Inc.” (“New Qenta”) and (B) each of our outstanding ordinary shares would become one share of common stock of New Qenta; and (ii) following the Domestication, Qenta Merger Sub will merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly owned subsidiary of New Qenta.

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

On November 8, 2023, the Company delivered to Qenta written notice of its election to terminate the Qenta Business Combination Agreement pursuant to Section 7.1(h) thereof, and abandoned the Qenta Business Combination (“The Qenta Termination”), primarily based on Qenta’s failure to (i) deliver the Closing Company Financial Statements (as defined in the Qenta Business Combination Agreement) by the applicable deadline and (ii) comply with the Financial Information Obligations required by the First Qenta BCA Amendment. As a result of The Qenta Termination, the Sponsor received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Qenta Business Combination Agreement. The Company has recorded the estimated Fair Value of the Qenta Shares as an investment on its Balance Sheet and as termination income on its Statement of Operations as of and for the period ended March 31, 2024 in the amount of $4,070,807.

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

Results of Operations

Our entire activity since June 11, 2021 (inception) up to March 31, 2024 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended March 31, 2024, we had net income of approximately $1.9 million which consisted of a non-operating gain of approximately $202,000 from change in fair value of derivative liabilities, approximately $2,192,130 from Income related to extinguishment of prepaid and accrued legal expenses and approximately $256,000 of income from investments held in the Trust Account, offset by approximately $740,000 of general and administrative expenses and approximately $15,000 of general and administrative expenses to related party.

For the three months ended March 31, 2023 we had net income of approximately $69,000 which consisted of approximately $818,000 in a non-operating loss from change in fair value of derivative liabilities, approximately $491,000 from change in fair value of forward purchase agreement, approximately $600,000 of general and administrative expenses, and approximately $50,000 of general and administrative expenses to related party, offset by approximately $2 million of income from investments held in the Trust Account.

Going Concern, Liquidity and Capital Resources

As of March 31, 2024, we had approximately $116,000 of cash in our operating bank account and a working capital deficit of approximately $4.6 million.

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of March 31, 2024 and December 31, 2023, principal in the amount of $2,217,244 was outstanding, leaving $782,756 of borrowing capacity under the Sponsor Note.

As of March 31, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the unaudited condensed consolidated statement of operations for the year ended December 31, 2022. There was a change of $42,496 in fair value recorded during the three months ended March 31, 2024.

During the period ended March 31, 2024, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of March 31, 2024, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $1,691,420, as of December 31, 2022, the balance was zero. 2023 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,691,420.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 15, 2024 to consummate a Business Combination. We do not have adequate liquidity to sustain operations, however, we have access to a Working Capital Loan from our Sponsor that management believes will enable us to sustain operations until we complete our initial Business Combination. If a Business Combination is not consummated by November 15, 2024, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity issue and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 15, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering, we entered into an agreement to pay our Sponsor up to a total of $15,000 per month for secretarial and administrative services and office space provided to members of our management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Our Sponsor, executive officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Forward Purchase Agreement

In connection with the Qenta Business Combination Agreement, we entered into the Forward Purchase Agreement as more fully described in the Termination of Proposed Business Combination with Qenta above and Note 6 to the unaudited condensed consolidated financial statements that you can find elsewhere in this Form 10-K. On November 8, 2023, the Qenta Business Combination, and all such related agreements to the Business Combination, were terminated.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Excluding the valuation of derivative liabilities, convertible note -related party and equity investments in other companies, we have not identified any critical accounting estimates.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, specifically related to the accounting for prepaid assets, accrued expense liabilities, and net income as affected by certain invoices. This necessitated a restatement of our Quarterly Reports on Form 10-Q for March 30, 2023, June 30, 2023, and September 30, 2023, that we filed with the SEC on May 19, 2023, August 14, 2023, and November 14, 2023, respectively. This restatement is described in Note 2 to the consolidated financial statements that you can find in our Form 10-K that we filed on April 15, 2024. These matters constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except for remediation plans, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we implemented a reliable and efficient system for verifying accrued liabilities related to our legal vendors, with the intent to ensure accurate financial reporting and compliance with regulatory standards. These include specific steps, with clear responsibilities, relating to invoice receipt and logging, verification, accrual calculation, reconciliation, monthly reviews and senior management sign-off, documentation and record keeping, reports to our Audit Committee, and feedback for continuous improvement. This plan was designed to provide a comprehensive and systematic approach to managing invoices, with emphasis on accuracy, transparency, and compliance.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we believe that there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 15, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: May 15, 2024	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)