Form 10-Q
period 2024-06-30
Blockchain Coinvestors Acquisition Corp. I
filed 2024-08-14
CIK 1873441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 12,900,648 Class A ordinary shares, par value $0.0001 per share, and zero Class B ordinary shares, par value $0.00009 per share, were issued and outstanding, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$324,294	$95,895
Prepaid expenses	144,786	413,509
Total current assets	469,080	509,404

Investment in Qenta Equity, at fair value	3,083,409	4,070,807
Investments held in Trust Account	17,744,131	23,226,984
Total Assets	$21,296,620	$27,807,195

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,347,714	$4,413,961
Convertible promissory note – related party, fair value	572,416	525,824
Convertible promissory note – related party, par value	1,701,420	1,491,420
Accrued expenses	58,866	83,641
Total current liabilities	4,680,416	6,514,846

Derivative liabilities	939,660	781,484
Deferred underwriting commissions in connection with the initial public offering	11,280,000	11,280,000
Total Liabilities	16,900,076	18,576,330
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,578,648 and 2,111,794 shares at redemption value of approximately $11.17 and $10.95 per share as of June 30, 2024 and December 31, 2023, respectively	17,644,131	23,126,984

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; and 11,322,000 shares issued and outstanding (excluding 1,578,648 and 2,111,794 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	1,032	1,032
Class B ordinary shares, $0.00009 par value; 50,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(13,248,619)	(13,897,151)
Total shareholders’ deficit	(13,247,587)	(13,896,119)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,296,620	$27,807,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$864,406	$369,823	$1,604,019	$969,887
General and administrative expenses - related party	42,725	28,671	57,725	78,819
Loss from operations	(907,131)	(398,494)	(1,661,744)	(1,048,706)

Other (expense) income:
Change in fair value of derivative liabilities	(360,203)	883,280	(158,176)	65,776
Change in fair value of convertible note - related party	(4,096)	—	(46,592)	—
Expense related to the Issuance of Non-Redemption agreements	(80,293)	—	(80,293)	—
Change in fair value of Qenta Shares	(216,545)	—	(216,545)	—
Income related to Business Combination Fee	1,000,000	—	1,000,000	—
Change in fair value of forward purchase agreement	—	636,671	—	145,572
Income related to extinguishment of prepaid and accrued legal expenses	(460,541)	—	1,731,589	—
Income earned on investments held in Trust Account	219,020	455,804	475,067	2,484,043
Net (loss) income	$(809,789)	$1,577,261	$1,043,306	$1,646,685
Weighted average shares outstanding, Class A redeemable ordinary shares	3,164,292	4,915,271	3,296,113	10,751,012
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.26)	$0.11	$0.32	$0.08
Weighted average shares outstanding, Class B ordinary shares	—	10,000,000	—	10,000,000
Basic and diluted net income per share, Class B ordinary shares	—	$0.11	—	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023 (audited)	11,322,000	$1,032	—	$—	$—	$(13,897,151)	$(13,896,119)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(256,047)	(256,047)
Net income	—	—	—	—	—	1,853,095	1,853,095
Balance – March 31, 2024 (unaudited)	11,322,000	1,032	—	—	—	(12,300,103)	$(12,299,071)
Expense related to the Issuance of Non-Redemption agreements	—	—	—	—	80,293	—	80,293
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(80,293)	(138,727)	(219,020)
Net loss	—	—	—	—	—	(809,789)	(809,789)
Balance – June 30, 2024 (unaudited)	11,322,000	$1,032	—	$—	$—	$(13,248,619)	$(13,247,587)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022 (audited)	1,322,000	$132	10,000,000	$900	$—	$(16,673,629)	$(16,672,597)
Shareholder non-redemption agreements	—	—	—	—	155,250	—	155,250
Shareholder non-redemption agreements	—	—	—	—	(155,250)	—	(155,250)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,028,239)	(2,028,239)
Net loss	—	—	—	—	—	69,424	69,424
Balance - March 31, 2023 (unaudited) (restated)	1,322,000	132	10,000,000	900	—	(18,632,444)	$(18,631,412)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(455,804)	(455,804)
Net Income	—	—	—	—	—	1,577,261	1,577,261
Balance – June 30, 2023 (unaudited) (restated)	1,322,000	$132	10,000,000	$900	$—	$(17,510,987)	$(17,509,955)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net income	$1,043,306	$1,646,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	158,176	(65,776)
Change in fair value of Investment in Qenta	216,545	—
Change in fair value of convertible note - related party	46,592	—
Change in fair value of forward purchase agreement		(145,572)
Expense related to the Issuance of Non-Redemption agreements	80,293	—
Income related to extinguishment of prepaid and accrued legal expenses	(1,731,589)	—
Income earned on investments held in Trust Account	(475,067)	(2,484,043)
Changes in operating assets and liabilities:
Prepaid expenses	(2,072)	(390,180)
Accounts payable	706,990	320,528
Accrued expenses	(24,775)	23,608
Net cash provided by (used in) operating activities	18,399	(1,094,750)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	5,957,920	274,207,726
Net cash provided by investing activities	5,957,920	274,207,726

Cash Flows from Financing Activities:
Proceeds from related party – convertible loan	210,000	991,420
Redemption of Class A Ordinary Shares	(5,957,920)	(274,207,726)
Net cash used in financing activities	(5,747,920)	(273,216,306)

Net change in cash	228,399	(103,330)
Cash - beginning of the period	95,895	254,781
Cash - end of the period	$324,294	$151,451

Supplemental disclosure of non-cash investing activities
Change of Investment in Qenta Equity, related to Shares issued for payment of outstanding liabilities	$(770,853)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from June 11, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment by the underwriters on November 15, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and was subsequently invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company intends to maintain trust funds only in demand deposit accounts after November 15, 2023.

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

JUNE 30, 2024

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

Termination of Proposed Business Combination with Qenta

On November 10, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, BCSA Merger Sub, Inc., a Delaware corporation (“Qenta Merger Sub”), and Qenta Inc., a Delaware corporation (“Qenta”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Qenta. The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company would become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name would be changed to “Qenta Inc.” (“New Qenta”) and (B) each outstanding ordinary share of the Company will become one share of common stock of New Qenta (the “New Qenta Common Stock”); and (ii) following the Domestication, Qenta Merger Sub would merge with and into Qenta, with Qenta as the surviving company in the merger and continuing as a wholly-owned subsidiary of New Qenta (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “Qenta Business Combination.”

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

On August 24, 2023, the Company, Qenta Merger Sub, and Qenta entered into an amendment (the “First BCA Amendment”) to the Business Combination agreement, to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) until May 15, 2024. In addition, under the terms of the First BCA Amendment, Qenta agreed to deliver to the Company specified financial statements and other financial information by specified deadlines (the “Financial Information Obligations”), and the Company agreed not to exercise, but did not waive, BCSA’s Financial Statement Termination Right (as defined in the Business Combination Agreement) unless Qenta failed to comply with the Financial Information Obligations. Qenta failed to meet the first specified Financial Information Obligations deadline.

On August 29, 2023, the Company, Qenta Merger Sub, and Qenta entered into a second amendment (the “Second BCA Amendment”) to the Business Combination Agreement to eliminate the exclusive dealing provision applicable to the Company and to limit the exclusive dealing provision applicable to Qenta to transactions involving special purpose acquisition companies and similar “blank check” companies.

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

As a result of the Qenta Termination, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The Company has recorded the Fair Value of the Qenta Shares as an investment on its Balance Sheets and a termination fee on its Statements of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807. There was a change in the fair value of the Investment in Qenta in the amount of $216,545 during the quarter ended June 30, 2024.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

In connection with the Meeting, the Company and its Sponsor, entered into one or more non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated investors. Pursuant to the Non-Redemption Agreements, each investor agreed not to redeem some number of Public Shares (the “Non-Redeemed Shares”) in connection with the Meeting, and in exchange for that commitment, the Sponsor agreed to transfer Class A Shares of the Company to that investor upon the Company’s consummation of an initial business combination, so long as the investor held the Non-Redeemed Shares through the Meeting and the Extension was approved. In connection with the Meeting, the Sponsor has agreed to transfer an aggregate of 294,749 Class A ordinary shares to the non-redeeming shareholders party to the Non-Redemption Agreements.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Going Concern, Liquidity and Capital Resources

As of June 30, 2024, the Company had approximately $324,294 in its operating bank account and working capital deficit of approximately $4.2 million, inclusive of convertible note payable – related party of approximately $1.5 million.

The Company’s liquidity needs up to June 30, 2024 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares (as defined in Note 5) to cover certain offering costs and through the loan under an unsecured promissory note from the Sponsor of $131,517 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On June 15, 2022, the Company issued a promissory note (the “Sponsor Note”) in the principal amount of up to $1,500,000 to the Sponsor, which was amended effective June 2023 to increase the maximum principal amount to $3,000,000 (see Note 5). As of June 30, 2024, the Company has drawn down a total of $2,273,836 and still can borrow up $726,164 on the Sponsor Note.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

A copy of the Linqto Business Combination Agreement is filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024 (the “Annual Report”), and the foregoing description of the Linqto Business Combination Agreement is qualified in its entirety by reference to the full Business Combination Agreement. The Linqto Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Linqto Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Linqto Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts.

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

A copy of the Sponsor Support Agreement is filed as Exhibit 10.14 to the Annual Report, and the foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the Full Sponsor Support Agreement.

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

A copy of the form of Transaction Support Agreement is filed as Exhibit 10.15 to the Annual Report, and the foregoing description of the Transaction Support Agreements is qualified in its entirety by reference to the full Transaction Support Agreement.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

New Registration Rights Agreement

Prior to the Closing Date, each of the Company, Sponsor, certain directors and officers of the Company and certain shareholders of Linqto (collectively, the “Holders”) will enter into a registration rights agreement (the “New Registration Rights Agreement”) pursuant to which, among other things, the Company will agree to file a registration statement registering the resale of shares held by the Holders no later than a number of days to be determined by the parties. The Company has also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that the Company will pay certain expenses relating to those registrations and indemnify the Holders against certain liabilities.

A copy of the form of New Registration Rights Agreement is filed as Exhibit 10.16 to the Annual Report, and the foregoing description of the New Registration Rights Agreement is qualified in its entirety by reference to the full New Registration Rights Agreement.

Special Committee

A special committee of independent and disinterested members of our board of directors evaluated and approved the Linqto Business Combination Agreement and the related ancillary documents and recommended approval on behalf of the Company by our board of directors.

Other than as specifically discussed, this Quarterly Report does not assume the closing of the Linqto Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

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

JUNE 30, 2024

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

The Company analyzed the Convertible Promissory Note – Related Party to assess if the fair value option was appropriate in 2023, due to the substantial premium which results in an offsetting entry to additional paid-in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the Convertible Promissory Note – Related Party, Par Value, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

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

JUNE 30, 2024

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). As part of the Private Placement, the Company issued 1,322,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s unaudited condensed consolidated balance sheets. Excluding the Private Placement Shares, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 1,578,648 and 2,111,794 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares as of June 30, 2024. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,661,000 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(809,789)	$—	$519,780	$1,057,481	$1,043,306	$—	$853,141	$793,544
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,164,292	—	4,915,271	10,000,000	3,296,113	—	10,751,012	10,000,000
Basic and diluted net (loss) income per ordinary share	$(0.26)	$—	$0.11	$0.11	$0.32	$—	$0.08	$0.08

Non-Redemption Agreements

In relation to the Non-Redemption Agreements discussed in Note 6, on October 27, 2023 and May 9, 2024, the Company estimated the aggregate fair value of the shares attributable to the Non-Redeeming Shareholders to be $35,915 and $80,293, or approximately $0.12 per share and $0.27 per share, respectively. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) “Expenses of Offering”, and SAB Topic 5(T): “Miscellaneous Accounting – Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).” As such, the value of Promote Shares assigned to the Non-redeeming Investors is recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to shareholders’ deficit. The Company recorded an expense related to the issuance of non-redemption agreements of $80,293 in the periods for three and six months ended June 30, 2024.

Equity Investments

As a result of The Qenta Termination, discussed above, the Sponsor of the Company received 50 Shares of Qenta Common Stock (“Qenta Shares”) to reimburse the Sponsor and the Company for costs, expenses and other liabilities incurred in connection with the Business Combination Agreement. The fair value of the shares received from Qenta was determined by the Finnerty model (see note 10). The Company has recorded the Fair Value of the Qenta Shares equity investment on its consolidated condensed Balance Sheets at June 30, 2024 and December 31, 2023 as $3,083,409 and $4,070,807, respectively. There was a change in the fair value of the Investment in Qenta in the amount of $216,545 during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, the Company transferred 10 shares of Qenta, as a payment for certain accrued legal expenses to certain legal firms amounting to $770,853.

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

JUNE 30, 2024

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

Note 5 — Related Party Transactions

Founder Shares

On July 2, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). Effective November 9, 2021, the Company effected a stock split and a stock dividend with respect to Class B ordinary shares, resulting in 10,005,000 Class B ordinary shares being issued and outstanding, 1,305,000 of which were subject to forfeiture if the over-allotment option was exercised in full or in part by the underwriters. At the Initial Public Offering, the underwriters partially exercised their over-allotment option resulting in 5,000 Founder Shares being forfeited, such that the Founder Shares represented approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Private Placement Shares), and 1,300,000 shares no longer being subject to forfeiture.

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

JUNE 30, 2024

Convertible Promissory Notes – Related Party, Fair Value and Par Value

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2024 and December 31, 2023, the total principal outstanding was 2,273,836 and the Company still can borrow up to an additional $726,164 under the Sponsor Note.

As of June 30, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying condensed consolidated balance sheets with a balance of $572,416 and $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000 and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There was a change of $4,096 and $46,592 in fair value recorded during the three and six months ended June 30, 2024, respectively. There was no change in fair value recorded during the three and six months ended June 30, 2023, respectively.

During the period ended June 30, 2024, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal requires bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of June 30, 2024, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $1,701,420, as of December 31, 2023, the balance was $1,491,420. As of June 30, 2024 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,701,420.

Administrative Services Agreement

Commencing on the date the securities are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $15,000 per month for secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred expenses of $28,671 and $78,819, respectively, under this agreement. For the three and six months ended June 30, 2024, the Company incurred expenses of $42,725 and $57,725 under this agreement, respectively. As of June 30, 2024 and December 31, 2023, approximately $58,000 and $84,000, respectively, were due for administrative services in connection with such agreement and have been included in the accrued expenses of the accompanying unaudited condensed consolidated balance sheets.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

On October 27, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders (the “Second Shareholder Meeting”) at which the Company shareholders approved proposals to amend the Memorandum and Articles to (i) extend the date by which BCSA must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Second Extension Amendment Proposal”), (ii) eliminate the limitation that the Company may not redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination (the “Redemption Limitation Amendment Proposal”), and (iii) permit for the issuance of Class A Ordinary Shares to holders of the Company’s Class B ordinary shares (“Founder Shares”) upon the exercise of the right of a holder of BCSA’s Founder Shares to convert such holder’s Founder Shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal,” and together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”). The Articles Amendment Proposals are described in more detail in BCSA’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment Proposal, the Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Ordinary Shares, and the independent directors of BCSA voluntarily elected to convert all 150,000 of their Founder Shares to Class A Ordinary Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association (such conversions collectively, the “Founder Share Conversion”). The Sponsor and the independent directors waived any right to receive funds from the Trust Account established by the Company in connection with its initial public offering with respect to the Class A Ordinary Shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Ordinary Shares.

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

On May 9, 2024, the Company and the Sponsor entered into non-redemption agreements (the “May 2024 Non-Redemption Agreements”) with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on May 9, 2024, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 294,749 of their Class A Ordinary Shares (the “May 2024 Non-Redeemed Shares”). Pursuant to the May 2024 Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 294,749 additional Class A Ordinary Shares immediately following the consummation of an initial Business Combination if they continue to hold such May 2024 Non-Redeemed Shares through the Extraordinary General Meeting.

The Company estimated the aggregate fair value of the 294,749 Class A ordinary shares attributable to the non-redeeming shareholders to be $0.27 per share, for an aggregate amount of $80,293. The Company has considered the relevance of SAB Topic 5T and concluded that if a business combination is consummated and if the Sponsor forfeits shares to be issued to the investor as a result of non-redemption, any settlement amounts in excess of the fair value originally recorded under ASC 815, would be recorded as an additional expense under SAB Topic 5T.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were and 1,578,648 and 2,111,794 Class A ordinary shares subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(11,113,500)
Offering Costs allocated to Class A ordinary shares subject to possible redemption	(17,088,566)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	38,365,280
Class A ordinary shares subject to possible redemption as of December 31, 2022	310,163,214
Less:
Redemption	(290,375,948)
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,339,718
Class A ordinary shares subject to possible redemption as of December 31, 2023	23,126,984
Increase in redemption value of Class A ordinary shares subject to possible redemption	256,047
Class A ordinary shares subject to possible redemption as of March 30, 2024	23,383,031
Less:
Redemption	(5,957,920)
Increase in redemption value of Class A ordinary shares subject to possible redemption	219,020
Class A ordinary shares subject to possible redemption as of June 30, 2024	$17,644,131

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 11,322,000 Class A ordinary shares issued and outstanding, of which 1,578,648 and 2,111,794 shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 5).

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there were zero shares issued and outstanding.

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

Note 9 — Warrants

As of June 30, 2024 and December 31, 2023, the Company had 15,000,000 Public Warrants and 661,000 Private Placement Warrants outstanding.

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

JUNE 30, 2024

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

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 10 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$17,744,131	$—	$—
Investment in Qenta Equity	—	—	3,083,409
Liabilities:
Derivative warrant liabilities—Public Warrants	—	900,000	—
Derivative warrant liabilities—Private Warrants	—	—	39,660
Convertible note – related party	—	—	572,416

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$23,226,984	$—	$—
Investment in Qenta Equity	—	—	4,070,807
Liabilities:
Derivative warrant liabilities—Public Warrants	—	748,500	—
Derivative warrant liabilities—Private Warrants	—	—	32,984
Convertible note – related party	—	—	525,824

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

The estimated fair value of the Private Placement Warrants is determined using Level 3 input during the IPO of the Company in November 2021. The Company used a stochastic trinomial tree model to value the Private Placement warrants, wherein input assumptions are related to expected flat volatility, expected life, risk-free rate and dividend yield. There have been no transfers to/from levels 1, 2 or 3 for Private Placement Warrants during the reporting periods June 30, 2024 and December 31, 2023.

The Company used an intrinsic value model to determine the fair value of the Convertible note at December 31, 2022. As of June 30, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $572,416 and $525,824. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000 and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the statement of operations for the year ended December 31, 2022. There was a change of $4,096 and $46,592 in fair value recorded during the three and six months ended June 30, 2024, respectively.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

During the period ended June 30, 2023, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, requires bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

For the three and six months ended June 30, 2024 and 2023, the Company recognized a loss/gain of approximately $360,203 and $158,176, $883,000 and $66,000, respectively, resulting from a change in the fair value of derivative liabilities, which represents changes in fair value of the Private Placement Warrants, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed consolidated statements of operations. For the year ended December 31, 2023, the Company recognized a gain of approximately $158,000.

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

The Company has recorded the estimated Fair Value of the Qenta Shares as an investment on its Balance Sheets and as termination income on its Statements of Operations as of and for the year ended December 31, 2023 in the amount of $4,070,807. The Company recorded the fair value of the Qenta Shares on the date they were received and determined that the change in fair value between inception and December 31, 2023 was de minimis. There was a change in the fair value of the Investment in Qenta in the amount of $216,545 during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, the Company transferred 10 shares of Qenta, as a payment for certain accrued legal expenses to certain legal firms amounting to $770,853.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the derivative Private Placement warrant liabilities:

	June 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$11.18	$10.87
Volatility	58%	3.5%
Term (years)	5.4	5
Risk-free rate	4.33%	2.00%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Qenta Investment Asset as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Expected Time to Liquidity Event	1.5 Years	1.5 Years
Expected Volatility	53%	61.3%
Risk-Free Rate	4.8%	4.8%
Discount of Lack of Marketability	15%	15%

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates for the Convertible Promissory note as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Exercise price	$10.00	$10.00
Stock price on a publically listed exchange	$11.18	$10.87

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The change in the fair value of derivative assets and liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2024 and 2023 is summarized as follows:

Derivative warrant liabilities at December 31, 2023	$32,984
Change in fair value of derivative liabilities	6,676
Derivative warrant liabilities at June 30, 2024	$39,660

Derivative warrant liabilities at December 31, 2022	$681,227
Change in fair value of derivative liabilities	(148,348)
Derivative warrant liabilities at June 30, 2023	$532,879

The change in the fair value of the convertible note—related party, measured utilizing Level 3 measurements for the three and six months ended June 30, 2024 and 2023, is summarized as follows:

Convertible loan – related party at December 31, 2023—Level 3 measurement	$525,824
Change in fair value of convertible note—related party—Level 3 measurement	46,592
Working capital loan – related party at June 30, 2024—Level 3 measurement	$572,416

Convertible loan – related party at December 31, 2022—Level 3 measurement	$525,824
Change in fair value of convertible note—related party—Level 3 measurement	—
Working capital loan – related party at June 30, 2023—Level 3 measurement	$525,824

The change in the fair value of the Investment in Qenta Equity, at fair value, measured utilizing Level 3 measurements for year ended December 31, 2023 and period ended June 30, 2024, is summarized as follows:

Qenta Shares fair value as of December 31, 2023	$4,070,807
Change in Fair Value	(216,545)
Shares issued for payment of outstanding liabilities	(770,853)
Qenta Shares fair value as of June 30, 2024	$3,083,409

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On October 27, 2023, we held an extraordinary general meeting in lieu of our 2023 annual general meeting of shareholders at which our shareholders approved proposals to amend our Memorandum and Articles to (i) extend the date by which we must consummate a business combination from November 15, 2023 to May 15, 2024 or such earlier date as may be determined by our board of directors in its sole discretion, (ii) eliminate the limitation that we may not redeem our Class A Ordinary Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of a business combination, and (iii) permit the issuance of Class A Ordinary Shares to holders of Founder Shares upon such holder exercising its right to convert its Founder Shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination. We describe the Articles Amendments in more detail in our definitive proxy statement that we filed with the U.S. Securities and Exchange Commission on September 5, 2023.

In connection with the approval of the Founder Share Amendment, our Sponsor voluntarily elected to convert all 9,850,000 of its Founder Shares to Class A Ordinary Shares, and our independent directors voluntarily elected to convert all 150,000 of their Founder Shares to Class A Ordinary Shares, in each case, on a one-for-one basis in accordance with the Memorandum and Articles of Association. The Sponsor and the independent directors waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares they received upon that conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A Ordinary Shares.

In connection with the vote to approve the Article Amendments, shareholders elected to redeem 1,481,477 of our Class A Ordinary Shares at a redemption price of $10.91 per share for an aggregate redemption amount of $16.2 million, which was removed from the Trust Account to pay the redemption price for those shares. After the redemption, and after giving effect to the Founder Share Conversion, we had 13,433,794 Class A Ordinary Shares outstanding, including 2,111,794 Class A Ordinary Shares having redemption rights.

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

Termination of Proposed Business Combination with Qenta

On November 10, 2022, we entered into a business combination agreement, by and among BCSA, Qenta Merger Sub, and Qenta, which was subsequently amended on August 24, 2023 and on August 29, 2023.

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

Results of Operations

Our entire activity since June 11, 2021 (inception) up to June 30, 2024 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended June 30, 2024, we had net loss of approximately $809,000 which consisted of approximately $907,000 of general and administrative expenses, approximately $42,000 of general and administrative expenses to related party, approximately $360,000 from change in fair value of derivative liabilities, approximately $80,000 Expense related to the Issuance of Non-Redemption agreements, approximately $4,000 Change in fair value of convertible note - related party and approximately $216,000 Change in fair value of Qenta Shares, and extinguishment of accrued liabilities of approximately $460,000 offset by approximately $1,000,000 Income related to Business Combination Fee and approximately $219,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2024, we had net income of approximately $1.0 million which consisted of, approximately $2.5 million from income related to extinguishment of prepaid and accrued legal expenses, approximately $1,000,000 Income related to Business Combination Fee, approximately $475,000 of income from investments held in the Trust Account and an extinguishment of accrued liabilities of approximately $1.7M offset by a non-operating loss of approximately $158,000 from change in fair value of derivative liabilities, approximately $80,000 Expense related to the Issuance of Non-Redemption agreements, approximately $46,000 Change in fair value of convertible note - related party, approximately $1.6 million of general and administrative expenses, approximately $216,000 Change in fair value of Qenta Shares, and approximately $57,000 of general and administrative expenses to related party.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2024, we had approximately $324,294 of cash in our operating bank account and a working capital deficit of approximately $4.5 million.

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

On June 15, 2022, the Company issued a promissory note for a Working Capital Loan, as described above, of $1,500,000 to the Sponsor for the Sponsor to provide additional working capital to the Company on an as-needed basis toward the consummation of a Business Combination. The Sponsor Note was amended effective June 29, 2023 to increase the maximum principal amount to $3,000,000. Proceeds from the Trust Account may only be used to pay off outstanding working capital loans under this promissory note upon the closing of the Business Combination. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or any portion of the Sponsor Note may be converted into units of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $10.00. The Conversion Units are identical to the Private Placement Units issued by the Company to the Sponsor in connection with the Company’s Initial Public Offering. As of June 30, 2024 and December 31, 2023, principal in the amount of $2,273,836 and still can borrow up $726,164 of borrowing capacity under the Sponsor Note.

As of June 30, 2024 and December 31, 2023, the portion of the Sponsor Note carried under the fair value method is described as “Convertible Promissory Note – Related Party, Fair Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $572,416and $525,824, respectively. The 2022 proceeds from principal on the Convertible Promissory Note – Related Party, Fair Value totaled $512,000, and are fair valued to the amount of $525,824, containing a $13,824 change in value recorded on the unaudited condensed consolidated statement of operations for the year ended December 31, 2022. There was a change of $4,096 and $46,592 in fair value recorded during the three and six months ended June 30, 2024, respectively.

During the period ended June 30, 2024, the Company has concluded that the fair value of the conversion feature on 2023 proceeds from principal, require bifurcation under ASC 815 and is considered de minimis. The underlying economics of the transaction are more accurately represented by recording this portion of the convertible debt agreement as a liability at par value given the de minimis value of the embedded conversion feature in this case.

As of June 30, 2024, a portion of the Sponsor Note carried under the bifurcation method is described as “Convertible Promissory Note – Related Party, Par Value” on the accompanying unaudited condensed consolidated balance sheets with a balance of $1,701,420, as of December 31, 2023, the balance was $1,491,420. As of June 30, 2024 proceeds from principal on the Convertible Promissory Note – Related Party, Par Value totaled $1,701,420.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

As of June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Standards

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement.

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

As of June 30, 2024, our disclosure controls and procedures were still not effective due to a material weakness in our internal control over financial reporting, specifically related to the accounting for prepaid assets, accrued expense liabilities, and net income as affected by certain invoices.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we believe that there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 15, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on May 15, 2024).
10.1	Form of Non-Redemption and Share Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41050) filed on May 15, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN COINVESTORS ACQUISITION CORP. I

Date: August 14, 2024	By:	/s/ Lou Kerner
Lou Kerner
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mitchell Mechigian
Mitchell Mechigian
Chief Financial Officer (Principal Accounting Officer)